Form 10-Q
period 1994-07-03
PLASTI LINE INC /TN/
filed 1994-08-17
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark one)

( X )	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarter ended July 3, 1994

Or

(   )	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

______________________________________________________________________________

Plasti-Line, Inc.
(Exact name of registrant as specified in its charter)

Tennessee
(State or other jurisdiction of incorporation or organization)

62-1218546
(I.R.S. Employer Identification No.)

0-15214
(Commission File No.)

623 E. Emory Road, P.O. Box 59043, Knoxville, Tennessee 37950-9043 (Address of principal executive offices)

(615) 938-1511
(Registrant's phone number including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X     No ___

As of August 16, 1994 there were 3,682,061 shares of common stock outstanding.

______________________________________________________________________________

PART I

ITEM 1

FINANCIAL INFORMATION

PLASTI-LINE, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

July 3, 1994 (1994) and January 2, 1994 (1993)
(in thousands)

Assets	                                           					 1994        1993
					                                              (Unaudited)	  (Audited)
Current assets:
	Cash and cash equivalents                     	    $     113   $      10
	Marketable securities	 		                                701	        505
	Receivables, net 		                                   13,996  	   13,634
	Inventories			                                        18,813  	   17,256
	Prepaid expenses 		                                   	1,717  	      926
	Deferred income taxes	  	                              1,200       1,200

		Total current assets                         	       36,540	     33,531

Net property and equipment	                    	       11,722	     11,747
Goodwill				                                            4,049  	    4,111
Other assets	       				                                  130	        133

		Total Assets	                                	    $  52,441   $  49,522

See accompanying notes to consolidated condensed financial statements.

Liabilities and Stockholders' Equity	    	              1994	       1993
					                                              (Unaudited)	  (Audited)
Current liabilities:
 Current installments of long-term debt       	     $     758   $     745
 Accounts payable		                                     5,312  	    5,054
	Accrued liabilities		                                  3,373       3,250
	Income taxes payable			                                 (164) 	      452
	Customer deposits and deferred revenue	                4,239 	     5,317

		Total current liabilities                            13,518  	   14,818

	Deferred income taxes                               			1,012  	    1,012
	Long-term debt, excluding current installments        10,595       6,536
	Deferred liabilities	                                     71  	       75

		Total liabilities	                                   25,196  	   22,441

Stockholders' equity:
	Preferred stock, $.001 par value. Authorized
   5,000,000 shares; issued none                     			  -   	       -
	Common stock, $.001 par value. Authorized
   20,000,000 shares; issued 3,688,061 shares		             4         		4
	Additional paid-in-capital	                            2,536  	    2,484
	Notes receivable, common stock		                        (157) 	     (174)
	Retained earnings	                                    24,862  	   24,767

		Total stockholders' equity                           27,245  	   27,081

		Total Liabilities	and Stockholders' Equity        $  52,441   $  49,522

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Operations

Unaudited

(in thousands, except per share data)
                 		     Three months ended              Six months ended
		                   July 3, 1994  July 4, 1993    July 3, 1994  July 4, 1993
Net sales	            $  19,438     $  27,126       $  35,409   $   45,248

Cost of sales	           16,057	       21,931	         29,248     	 36,915

Gross profit	             3,381	        5,195	          6,161        8,333

Selling, general and
 administrative, other 		 3,075         3,090	          5,696	       5,659

Operating income	           306	        2,105	            465     	  2,674

Interest income	             -           		24	            	 2	          64

Interest expense          	 171	          232	            292          423

Income before
 income taxes               135         1,897	            175     	  2,315

Income taxes                 66           782              82          962

Net income	           $      69    $    1,115       $      93   $    1,353

Net income per share  $    0.02    $     0.30       $    0.03   $     0.36

See accompanying notes to condensed financial statements.

PLASTI-LINE, INC. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
Six months ended July 3, 1994 (1994) and July 4, 1993 (1993)
Unaudited
(in thousands)
                                                 							   1994        1993
Cash flows from operating activities:
 Net income 				                                      $      93    $  1,353
	Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  	 Depreciation and amortization	                          908   	     756
    (Gain) loss on sale of investment in
      marketable securities    	                              3   	      (4)
	   Gain on sale of property and equipment		                  -   	      (7)
	   Provision for losses on accounts receivable	             22   	      78
    Change in assets and liabilities:
	     Increase in net receivables		                        (384)  	  (5,462)
	     (Increase) decrease in inventories	                (1,557)        316
	     Increase in prepaid expenses and other assets       	(791)  	     (35)
	     Increase (decrease) in accounts payable	              258   	    (682)
	     Increase (decrease) in accrued liabilities            123   	    (936)
	     Increase (decrease) in income tax payable           	(616)        594
	     Decrease in customer deposits
         and deferred revenue                            (1,082)  	    (746)

		    Net cash used by operating activities	             (3,023) 	   (4,775)

Cash flows from investing activities:
	Purchases of property and equipment                    			(818) 	     (914)
	Investment in marketable securities	                    		(499) 	     (247)
	Proceeds from sales of property and equipment		              -          43
	Proceeds from the sale and maturity of investments         300  	    1,466

		Net cash provided (used) by investing activities 	     (1,017)        348

Cash flows from financing activities:
	Net borrowings under line-of-credit	             	       4,105 	     4,428
	Principal payments on long-term debt			                    (33)	       (32)
	Proceeds from sales of common stock	 		                     54  	       63
	Proceeds from repayments of
    notes receivable,  common stock	                     		  17 	        17

	Net cash provided by financing activities	               4,143  	    4,476

Net increase in cash and cash equivalents               			 103  	       49

Cash and cash equivalents at beginning of year	         	    10  	       10

Cash and cash equivalents at end of the period		      $     113	   $     59

Supplemental disclosures of cash flow information:

	Cash paid during the year for:
		Interest	                                     			   $     348  	 $    369
		Income taxes				                                          639  	      342

	Noncash transactions:
		Amortization of compensation from restricted stock	 $     35     $     36

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements

1.	Condensed Consolidated Financial Statements

	The condensed consolidated balance sheet as of July 3, 1994, the condensed statements of operations for the three months ended July 3, 1994 and July
4, 1993 and the six months ended July 3, 1994 and July 4, 1993, and the consolidated statements of cash flows for the six months ended July 3, 1994 and July 4, 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at July 3, 1994 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993
Annual Report to Stockholders.  The results of operations for the period ended July 3, 1994 are not necessarily indicative of the operating results for the full year.

2.	Principles of Consolidation

	The financial statements include the accounts of the Company and its wholly owned subsidiary, American Sign & Marketing Services, Inc.  All significant intercompany accounts and transactions have been eliminated.

3.	Inventories

	Inventories consist of the following:      		July 3,      		January 2,
                         		       				        	1994         	    1994
	Finished goods                   			     $   15,201        $   14,098
	Work-in-process				 	                         2,442        	    1,696
	Raw materials	 				                           4,261        	    4,437
	Less LIFO inventory reserve			               (3,091)       	   (2,975)

	Total net inventory		              	     $   18,813        $   17,256

	Inventories are stated at the lower-of-cost or market. Cost is determined by the last-in, first-out method (LIFO).

4.	Earnings Per Share

	Net income per common share is based on the weighted average number of
common and common equivalent shares outstanding in each period.   For
purposes of computing common equivalent shares outstanding, shares relating to options have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the Company's stock for each of the respective periods.

	The weighted average number of common and common stock equivalent shares outstanding at July 3, 1994 were 3,706,862.

5.	Reclassifications

	Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

A.	Consolidated results of operations for the three months ended July 3, 1994
(1994 Quarter) compared to the consolidated results of operations for the three months ended July 4,1993 (1993 Quarter):

	The Company's sales in the current three month period decreased 28.3% to $19,438,000 from $27,126,000 for the same period last year. The sales decrease is due to lower sales to the Company's automotive, fast food and bank customers. The reduction is primarily due to the non-recurrence of a number of significant sign changeouts.

	The Company's gross profit margin decreased to 17.4% in the 1994 Quarter versus 19.2% during the 1993 Quarter. The decrease was primarily due to an unfavorable sales mix and lower sales volume.

	Selling, general, and administrative expenses were $3,075,000 for the 1994 Quarter versus $3,090,000 for the 1993 Quarter. The decrease is primarily due to a reduction in costs caused by the sales volume decrease discussed above. This was only partially offset as a result of the costs of a Company-wide business process reengineering project.

	Operating income was $306,000 and $2,105,000 for the 1994 and 1993 Quarters, respectively, an 85.5% decrease. This was due to decreased sales volume.

	Interest expense decreased to $171,000 for the 1994 Quarter from $232,000 in the 1993 Quarter. This was primarily a result of lower interest rates and lower average principal balances.

B. Consolidated results of operations for the six months ended July 3, 1994,as compared to the consolidated results of operations for the six months ended July 4, 1993.

	Net sales were $35,409,000 in the first six months of 1994 as compared to $45,248,000 in the first six months of 1993, a 21.7% decrease. The decrease in sales is due to lower sales to automotive, fast food, and banking customers. The reduction is primarily due to the non-recurrence of a number of significant sign changeouts. The Company continues to enjoy strong market share positions in the current markets served.

	Cumulative gross profit as a percentage of sales at the end of the second quarter of 1994 decreased to 17.4% from 18.4% at the end of the same period in 1993. The decrease was primarily due to an unfavorable sales mix and lower sales volume.

	Selling, general, and administrative expenses for the first six months of 1994 were $5,696,000 as compared to $5,659,000 during the same period in 1993, an increase of $37,000. The slight increase in expense is primarily the result of the costs of a Company-wide business process reengineering project which were partially offset by the reduction in other selling, general and administrative costs due to decreased sales volume.

	Operating income for the first six months of 1994 of $465,000 was $2,209,000 lower than the same period in 1993. This was due to the decrease in sales volume.

	Interest expense of $292,000 for the first six months of 1994 was $131,000 lower than the same period of 1993. This was primarily a result of lower interest rates and lower average principal balances.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities of $814,000 at July 3, 1994 increased $299,000 from the January 2, 1994 balance. The increase was due to increased investments in marketable securities.

At July 3, 1994, the Company had working capital of $23,022,000, an increase of $4,309,000 from January 2, 1994. Funds in the amount of $3,023,000 were used by operating activities during the current six month period. Increases in inventory to support second half sales along with lower customer deposits and deferred revenue were the primary uses of cash. Investing activities used $1,017,000 during the first six months of 1993. Capital expenditures and marketable security purchases were the primary uses of investing funds. Financing activities provided $4,143,000 of cash. Net borrowings on the revolving line of credit provided the majority of funds from financing activities.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed
to increase productivity and factory efficiency.     The Company believes its
cash generated from operations and funds available under the existing line of credit are sufficient for all planned operating and capital requirements.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest and fourth quarter sales the highest.
First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

	None.

Item 2.	Changes in Securities

	None.

Item 3.	Default Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Plasti-Line, Inc.'s 1994 Annual Meeting of Shareholders was held April 19, 1994.

(b) Proxies were solicited by the Board of Directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees for election to the Board of Directors listed in the proxy. The following nominees were elected to one-year terms on the Board of Directors:

James R. Martin, Richard A. Banfield, Howard L. Clark, Jr., John
F. Daly, James G. Hanes, III, James A. Haslam, III, J. Hoyle
Rymer, and James F. Smith, Jr.

(c) The vote on the election of each of the above was:

		For            	3,307,319 shares
		Against	             -
		Abstain	             -

The total number of shares of Plasti-Line, Inc. common stock, $.001 par value, outstanding as of April 19, 1994, the record date for the Annual Meeting, was 3,685,936 shares.

Item 5.	Other information

	None.

Item 6.	Exhibits and Reports on Form 8-K

		a)  Exhibits - None.

		b)  No reports on Form 8-K were filed during the quarter ended
		    July 3, 1994.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.
Registrant

/s/ Mark J. Deuschle
Vice-President of Finance
(Authorized Officer and Chief Accounting Officer)

August 16, 1994