Form 10-Q
period 1994-10-02
PLASTI LINE INC /TN/
filed 1994-11-16
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark one)

( X )	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarter ended October 2, 1994

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

Yes  X     No

As of November 16, 1994 there were 3,686,786 shares of common stock outstanding.

______________________________________________________________________________

PART I

ITEM 1

FINANCIAL INFORMATION

PLASTI-LINE, INC. AND SUBSIDIARY

Consolidated Condensed Balance Sheets

October 2, 1994 (1994) and January 2, 1994 (1993)

(in thousands)
	Assets                                               	 1994      	 1993
								                                            (Unaudited)   (Audited)
Current assets:
	Cash and cash equivalents                    	    $      43   $      10
	Marketable securities                                   701         505
	Receivables, net                                     11,854      13,634
	Inventories                                          20,509      17,256         	17,256
	Prepaid expenses and other current assets	            2,030        	926
	Deferred income taxes	                                1,200	      1,200

		Total current assets                               	36,333      33,531

Net property and equipment                            12,228      11,747
Goodwill	                                              4,018       4,111
Other assets	                                            125         133

		Total Assets                                     $  52,708   $  49,522

See accompanying notes to consolidated condensed financial statements.


Liabilities and Stockholders' Equity	                    1994       1993
                                                   		(Unaudited)  (Audited)

	Current installments of long-term debt             $     758   $    745
	Accounts payable	                                      4,998      5,054
	Accrued liabilities                                  	 3,084      3,250
	Income taxes payable                                    (150)       452
	Customer deposits and deferred revenue	                4,635	     5,317

		Total current liabilities                          	 13,325     14,818

Deferred income taxes                                   1,012      1,012
Long-term debt, excluding current installments	        10,980      6,536
Deferred liabilities	                                      72	        75

		Total liabilities	                                   25,389     22,441

Stockholders' equity:
	Preferred stock, $.001 par value.  Authorized
	5,000,000 shares; issued none	      -   	   -
	Common stock, $.001 par value.  Authorized
	20,000,000 shares; issued 3,680,686  shares                4          4
	Additional paid-in-capital                           	 2,526      2,484
	Notes receivable, common stock                         	(124)      (174)
	Retained earnings	                                    24,913	    24,767

		Total stockholders' equity	                          27,319	    27,081

	Total Liabilities
		   and Stockholders' Equity	                     $   52,708  $  49,522

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Operations

Unaudited

(in thousands)
                           Three months ended     Nine months ended
                         October 2  October 3  October 2  October 3
                              1994       1993       1994       1993

Net sales               	$  17,933  $  23,192 	$  53,342  $  68,440

Cost of sales              	14,472     19,341     43,720     56,256

Gross profit                	3,461      3,851      9,622     12,184

Selling, general and
 administrative, other       3,176    		2,467      8,872      8,126

Operating income               285      1,384        750      4,058

Interest income             	   17	         9	        19	        73

Interest expense            	  192     	  146     	  484	       569

Income before
  income taxes                 110      1,247        285      3,562

Income taxes	                   57     	  519    	   139      1,481

Net income                 $    53	   $   728  		$   146  		$ 2,081

Net income per share       $  0.01    $  0.20    $  0.04    $  0.56

See accompanying notes to condensed financial statements.

PLASTI-LINE, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

Nine months ended October 2, 1994 (1994) and October 3, 1993 (1993)

Unaudited

(in thousands)
                                                         1994         1993
Cash flows from operating activities:

 Net income                                        $      146    $  	2,081
	Adjustments to reconcile net income to net cash
	  provided (used) by operating activities:
		Depreciation and amortization	                        1,380		      1,149
	(Gain) loss on sale of investments
		   in marketable securities	                              3	          (4)
		Gain on sale of property and equipment                    -         		(7)
		Provision for losses on accounts receivable	             83       		 131
		Changes in assets and liabilities:
    (Increase) decrease in net receivables              1,697       (3,548)
	   (Increase) decrease in inventories                 (3,253)       	 708
		  Increase in prepaid expenses and other assets      (1,104)      		(149)
		  Increase (decrease) in accounts payable            	  (56)        		60
		  Decrease in accrued liabilities                      (166)    		(1,431)
	   Increase (decrease) in income tax payable            (602)       	 472
	   Decrease in customer deposits
		      and deferred revenue 	                           (685)	   	   (644)

		Net cash used by operating activities	               (2,557)	   	 (1,182)

Cash flows from investing activities:
	Purchases of property and equipment                   (1,760)      (1,361)
	Investment in marketable securities                     (499)        (147)
	Proceeds from sales of property and equipment              -        		 43
	Proceeds from the sale and maturity of investments        300    	  1,466

		Net cash provided (used) by
		   investing activities	                              (1,959)         	1

Cash flows from financing activities
	Net borrowings under line-of-credit	                    4,509      	1,304
	Principal payments on long-term debt                      (52)      		(48)
	Proceeds from sales of common stock	                       42     		  112
	Proceeds from repayments of notes
	   receivable, common stock	                               50	    	    19

	Net cash provided by financing activities          	    4,549     	 1,387

Net increase in cash and cash equivalents                 	 33       		206

Cash and cash equivalents at beginning of year	             10     	  	 10
Cash and cash equivalents at end of the period	      $      43  		$    216
Supplemental disclosures of cash flow information:
	Cash paid during the year for:
		Interest                                                 465         574
		Income taxes			                                          849       1,176
	Noncash transactions:
		Amortization of compensation from
	       restricted stock                           	 $      44  		$     54

See accompanying notes to consolidated condensed financial statements.


PLASTI-LINE, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of October 2, 1994, the condensed statements of operations for the three months ended October 2, 1994 and October 3, 1993 and the nine months ended October 2, 1994 and October 3, 1993, and the consolidated statements of cash flows for the nine months ended October 2, 1994 and October 3, 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at October 2, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders. The results of operations for the period ended October 2, 1994 are not necessarily indicative of the operating results for the full year.

2.	Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, American Sign & Marketing Services, Inc. All significant intercompany accounts and transactions have been eliminated.

3.	Inventories

Inventories consist of the following:		  October 2,   January 2,
                                      		       1994         1994
 Finished goods                            $ 15,770	  $   14,098
	Work-in-process                           	  1,806      	 1,696
	Raw materials	                               6,096        4,437
	Less LIFO inventory reserve                 (3,163)      (2,975)

	Total net inventory                       $ 20,509   $   17,256

Inventories are stated at the lower-of-cost or market. Cost is determined by the last-in, first-out method (LIFO).

4.	Earnings Per Share

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

The weighted average number of common and common stock equivalent shares outstanding at October 2, 1994 were 3,699,088.


5.	Reclassifications

Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A.	Consolidated results of operations for the three months ended October 2,
1994 (1994 Quarter) compared to the consolidated results of operations for the three months ended October 3, 1993 (1993 Quarter):

The Company's sales in the current three month period decreased 22.7% to $17,933,000 from $23,192,000 for the same period last year. The sales decrease is due to lower sales to the Company's automotive, fast food and bank customers. The reduction is primarily due to the non-recurrence of a number of significant sign changeouts.

The Company's gross profit margin increased to 19.3% in the 1994 Quarter versus 16.6% during the 1993 Quarter. The increase was primarily due to a favorable sales mix combined with cost savings from improved manufacturing performance at both the Knoxville and Florence manufacturing facilities.

Selling, general, and administrative expenses were $3,176,000 for the 1994 Quarter versus $2,467,000 for the 1993 Quarter,an increase of 28.7%.
The increase is primarily a result of the costs of a Company-wide business process reengineering project.

Operating income was $285,000 and $1,384,000 for the 1994 and 1993 Quarters, respectively, a 79.4% decrease. The lower income was due to both the decreased sales volume and the costs of the business process reengineering project.

Interest expense increased to $192,000 for the 1994 Quarter from $146,000 in the 1993 Quarter. This was primarily a result of higher average debt balances in the 1994 Quarter.

B.	Consolidated results of operations for the nine months ended October 2,
1994 as compared to the consolidated results of operations for the nine months ended October 3, 1993.

Net sales were $53,342,000 in the first nine months of 1994 as compared to $68,440,000 in the first nine months of 1993, a 22.1% decrease. The decrease in sales is primarily attributable to sales reductions across all major customer groups, particularly for our bank and fast food customers. These customers have not experienced the level of image changeouts that occurred in 1993.

Cumulative gross profit as a percentage of sales at the end of the third quarter of 1994 increased to 18.0% from 17.8% at the end of the same period in 1993. The increase was primarily due to an improved sales mix combined with performance improvements at both the Knoxville and Florence manufacturing facilities.

Selling, general, and administrative expenses for the first nine months of 1994 were $8,872,000 as compared to $8,126,000 during the same period in 1993, a 9.2% increase of $746,000. The increase in expense is primarily the result of the costs of a Company-wide business process reengineering project which were partially offset by the reduction in other selling, general and administrative costs due to decreased sales volume.

Operating income for the first nine months of 1994 of $750,000 was $3,308,000 lower than the same period in 1993, a 81.5% decrease.
This was due to lower sales volume along with the costs of the business reengineering project.

Interest expense of $484,000 for the first nine months of 1994 was $85,000 lower than the same period of 1993, a 14.9% decrease.
This was primarily a result of lower interest rates and lower average principal balances.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities of $744,000 at October 2, 1994 increased $229,000 from the January 2, 1994 balance. The increase was due to increased investments in marketable securities.

At October 2, 1994, the Company had working capital of $23,012,000, an increase of $4,299,000 from January 2, 1994. Funds in the amount of $2,557,000 were used by operating activities during the current nine month period. Increases in inventory to support fourth quarter sales was the primary use of cash.

Investing activities used $1,959,000 during the first nine months of 1993. Capital expenditures and marketable security purchases were the primary uses of investing funds. Financing activities provided $4,549,000 of cash. Net borrowings on the revolving line of credit provided the majority of funds from financing activities.

The Company's future capital expenditures for fiscal 1995 will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency.
The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for all planned operating and capital requirements through the fiscal year 1995.

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

	None.

Item 5.	Other information

	None.

Item 6.	Exhibits and Reports on Form 8-K

	a)  Exhibits - None.

	b)  No reports on Form 8-K were filed during the quarter ended
	    October 2, 1994.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTI-LINE, INC.
Registrant

/s/ Mark J. Deuschle
Vice-President of Finance
(Authorized Officer and Chief Accounting Officer)

November 16, 1994