Form 10-K
period 1995-01-01
PLASTI LINE INC /TN/
filed 1995-04-03
CIK 790966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended              JANUARY 1, 1995
                                  ---------------------------------------
         OR

         [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                  to
                                        -----------------   ------------------
         Commission file number                0-15214
                               -----------------------------------------------

                              PLASTI-LINE, INC.
                       -------------------------------
            (Exact name of registrant as specified in its charter)

                    TENNESSEE                               62-1218546
             ------------------------------        ---------------------------
             State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization             Identification No.)

             623 E. EMORY ROAD, P. O. BOX 59043,
             KNOXVILLE, TENNESSEE                             37950-9043
             ----------------------------------------  -----------------------
             (Address of principal executive offices)      (Zip Code)

             Registrant's telephone number, including area code (615) 938-1511
                                                                --------------

             Securities registered pursuant to Section 12(b) of the Act:

               Title of each class       Name of each exchange on which
                                          registered

                      NONE                             NONE
             ----------------------      -------------------------------------
             Securities registered pursuant to Section 12(g) of the Act:


                               COMMON STOCK, $.001 PAR VALUE
             -----------------------------------------------------------------
                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price quoted as of March 14, 1995:
$11,143,015

Number of shares outstanding of each of the registrant's classes of common stock as of March 14, 1995: 3,684,286

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement, dated March 21, 1995, and Annual Report to Stockholders for the fiscal year ended January 1, 1995, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

The Index to Exhibits starts at page 14 of 204 sequentially numbered pages.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Plasti-Line, Inc. which was incorporated in Tennessee in 1984, is a leading producer of indoor and outdoor signs for corporate identification programs. These signs are used primarily at retail outlets of large national or regional companies such as automobile dealerships, gasoline stations, banks and fast food restaurants. Plasti-Line, Inc. designs, engineers and manufactures substantially all its products in Knoxville, Tennessee, Florence, Kentucky, and Ontario, California. Plasti-Line, Inc. markets its products throughout the United States and, to a limited extent, in Canada. As used herein, the "Company" refers to Plasti-Line, Inc. and its subsidiary unless the context requires otherwise.

         The Company concentrates on providing a complete range of products and services to high-volume users in the automotive, fast food, petroleum, banking and other retail markets. The Company's manufacturing facilities in Knoxville, Tennessee and Ontario, California serve this aspect of the business. The Company's subsidiary, American Sign and Marketing Services, Inc. ("American Sign"), in Florence, Kentucky, concentrates on production and marketing of small outdoor signs, indoor signs and menuboards.

PRODUCTS

         The Company's basic sign product is composed of two rigid plastic faces that are molded and decorated to reflect the customer's name and logo. These faces are mounted in a steel or aluminum frame and generally placed on a steel column to permit visibility. Typically, the signs are internally illuminated to make them visible at night. The sign faces range in size from two square feet to 245 square feet.

         The Company's products are used by its customers primarily for brand identification of their retail outlets. For high-volume customers in the automotive and fast food markets, and to a lesser extent for petroleum customers, the Company produces a full package of signs used to identify a particular retail location with the corporate image known to consumers. A package may consist of many sign elements, including (i) road signs decorated with the customer's logo and colors and often built in a distinctive shape;
(ii) high rise signs typically used for locations adjacent to interstate highways or in high traffic areas; (iii) menuboards with changeable copy areas and price mechanisms to enable fast food customers to identify and change their menus and prices; (iv) signs typically used by petroleum customers to provide on-site advertising of the prices of various products; (v) specialty lighting products that provide accent or decorative lighting, typically at fast food restaurants and gasoline stations; and (vi) illuminated fascia signage that is mounted on buildings for decoration and identification.

         The Company concentrates on high-volume, standardized products, but also produces customized signage as an accommodation to its regular customers. Custom signs typically require special fabrication techniques and tend to generate low-volume production runs with longer lead times.

         The Company provides at least a one-year limited warranty on all signs for defects in materials and workmanship, with the Company being obligated to repair or replace any defective product.

         In addition to production, the Company offers a complete spectrum of sign services, including design, site analysis, graphic analysis, installation and maintenance. Working with the customer or a design consultant retained by the customer, the Company assists in developing designs that meet the customer's goals. Upon customer request, the Company coordinates the sign package with local ordinances and regulatory requirements, assists in determining where to place the signs for maximum visibility and assists in obtaining necessary permits and variances. In cases where the Company has a contract for the installation of a sign, the Company utilizes the services of a subcontractor in the area in which the sign is to be installed. Maintenance service, regular cleaning, inspection and replacement of lights and other parts when needed or on a predetermined schedule are also provided through local subcontractors.

CUSTOMERS

         The Company for internal purposes separates its business by customers into automotive, banks, fast food, petroleum and other industry groupings. For its automotive, bank, and fast food customers, the Company typically provides a full range of products and services, including most or all of those described above. For the petroleum industry, the Company typically manufactures signs to the customer's specifications and ships them for installation by the customer's own subcontractors. Customer commitments vary by market segment and specific account. Commitments range from multi-year contracts with firm prices for all products and services, to specific orders for specific quantities at firm prices. From time to time, the Company is awarded large, one-time contracts by customers who are changing their name or image. These programs can create concentrated surges in volume.

         PRINCIPAL CUSTOMERS Since 1969, the Company's principal customers have been subsidiaries of General Motors Corporation ("General Motors"). General Motors accounted for approximately 21% of the Company's net sales in fiscal 1994. The loss of General Motors as a customer would have a material adverse effect on the Company if it were unable to compensate promptly for that loss by generating new business.

         The Company's original contract for the supply of internally illuminated outdoor signs for the General Motors dealership sign program extended through December 31, 1990 with two automatic two year extensions if the Company maintained established performance levels. Both extensions were granted to the Company. Recently, another one year extension through December 31, 1995 was executed. The Company furnishes all services associated with the manufacture and installation of signs and replacement parts ordered by General Motors for approximately 9,000 participating dealerships. The contract is terminable on 30 days' notice by either party and is non-exclusive; however, the Company believes that it is currently the sole supplier for the General Motors dealership sign program. Signs are supplied for new dealerships, as replacements of signs at existing dealerships and in connection with moves to new locations. The Company provides General Motors with a 10-year limited warranty for defects in materials and workmanship, with the Company being obligated to repair or replace any defective product.

MARKETING

         Products and services are marketed on a direct basis and through sales representatives throughout the United States and, to a limited extent, in Canada. The Company's principal marketing focus is on companies with many retail outlets requiring substantial numbers of signs. This type of business enables the Company to maintain economic production runs, and increases the opportunity to provide a full range of services.

         Marketing opportunities are generated by the construction of new facilities, acquisition of existing locations requiring re-identification, addition of signage at existing locations, design of a new image requiring re-identification of all facilities and replacement of parts damaged by storms, vandalism and accidents.

PRODUCTION AND RAW MATERIALS

         Production of the Company's products is a labor intensive process. The typical sign consists of large acrylic or polycarbonate faces mounted in a metal frame and internally illuminated. The shapes of the faces are formed using vacuum or press forming after the face material has been heated. Letters or logos that are not molded into the faces are either glued or silk-screened on the faces. During the production process, signs move through the plants on an overhead monorail system. After the signs are manufactured, they are crated and shipped from the Company's facilities principally by commercial trucking companies.

         The practice of the Company is to start producing finished goods only after receipt of a firm order from a customer, although for customers with long-term programs, the Company produces finished goods in anticipation of customer needs. Credit terms are generally net 30 days from the date of sale. Occasionally the Company engages the services of subcontractors for special manufacturing work to assist during peak production periods.

         The Company designs and engineers its products to customer specifications. The Company's manufacturing operations include machining, welding, plastic molding and fabrication, painting, assembly and packaging. The principal raw materials and purchased components used in the Company's manufacturing process are steel shapes and sheet, aluminum shapes and sheet, electrical components (wire, sockets, ballasts and lamps) and acrylic and polycarbonate sheets. The Company does not hold any material patents or trademarks.

         To date, the Company has experienced no difficulty in satisfying its requirements for raw materials and subcontractor assistance. It considers its sources of supply to be adequate.

COMPETITION

         The Company defines its principal market as the volume production sign industry. Competition varies depending on the market segment and the size of the project. Larger projects require a more comprehensive service capability which limits the number of competitors. Smaller, less complex projects attract a larger number of competitors.

         Although no authoritative ranking of the Company's industry is published, the Company believes that in 1994 it was the leading supplier of volume production signs and related services in the United States. Most of the Company's competition is from other suppliers, rather than from other products.

         Competition for national accounts, the principal source of the Company's business, is intense. The Company believes it has adequate financial resources with which to compete. In general, the Company believes that its products, contract conditions, terms, and warranty provisions are consistent with those prevailing in the industry. The Company believes that its principal advantage is its ability to provide a complete range of products and services to customers on a competitive basis.

EMPLOYEES

         The Company had a total of 843 full-time employees as of January 1, 1995 of which approximately sixty percent were employed under union contract.

PRODUCT BACKLOG

         At January 1, 1995, booked orders believed to be firm amounted to approximately $32.1 million as compared with approximately $27.1 million at January 2, 1994. Products are shipped by the Company against customer delivery schedules, which generally call for delivery two to four months after the order is placed. The Company believes that substantially all of its product backlog at January 1, 1995 will be shipped before the end of its current fiscal year. In addition to firm product backlog, the Company has open commitments from a number of customers to supply products as required to meet their construction schedules. At the time such a customer gives the Company a release to ship signs to a particular location, the Company includes the products covered by the release in backlog and commences production or ships the items from inventory.

SEASONALITY

         The Company's sales in fiscal 1994 exhibited some limited seasonality, with sales in the first quarter being the lowest and those in the fourth quarter the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customers' construction schedules and their pattern of sign purchases. Sales normally accelerate in the second, third and fourth quarters corresponding with accelerating construction schedules.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages, present positions and business experience of all Executive Officers of the Company. Officers are appointed to serve at the pleasure of the Board.

NAME                       AGE       PRESENT POSITION                  BUSINESS EXPERIENCE
- ----                       ---       ----------------                  -------------------
James R. Martin            52        Chief Executive Officer           Chief Executive Officer of the Company since
                                     Chairman of the Board             June 1992. He was President of the Company
                                                                       from 1980 to June 1992. He has been the
                                                                       Company's principal stockholder since 1980. He
                                                                       also serves as a director of First American
                                                                       Corporation, a bank holding company in
                                                                       Nashville, Tennessee.

Richard A. Banfield        53        Chief Operating Officer           President and Chief Operating Officer of
                                     President                         the Company since June 1992. From 1989 to
                                     Director                          June 1992 he was Vice President and General
                                                                       Manager of the Automotive Systems Group and a
                                                                       Corporate Vice President of Johnson Controls,
                                                                       Inc., a manufacturer of automotive seating and
                                                                       components.

Mark J. Deuschle           35        Vice President-Finance            Chief Financial Officer since July 1992. He
                                     Chief Financial Officer           joined the Company in 1989 serving as
                                     Treasurer                         Corporate Controller and Assistant Secretary.
                                     Secretary                         From 1985 until employment with the Company,
                                                                       he was employed in various capacities by FMC
                                                                       Corporation, a diversified international
                                                                       manufacturing company.

C. Wayne Morris            51        Senior Vice President-            Senior Vice President-Marketing since February
                                     Marketing                         1989. From 1979 until his employment with the
                                                                       Company, Mr. Morris was Vice President of Field
                                                                       Sales for the Consumer Products Division and
                                                                       subsequently Vice President of Sales for the
                                                                       Industrial Products Division of Black and Decker
                                                                       Company.

Kathryn Coleman Wood       39        Vice President-                   Vice President-Human Resources since August
                                     Human Resources                   1994. From 1988 until employment with the
                                                                       Company, Ms. Wood was Vice President of Human
                                                                       Resources & Support Services for CTI, Inc., a
                                                                       manufacturer of medical imaging equipment.

ITEM 2.  PROPERTIES

         The Company owns its corporate headquarters and manufacturing space in Knoxville which are housed in two buildings on 45 acres of land. One building contains approximately 23,000 square feet of office space. The other building contains approximately 325,000 square feet of manufacturing space. The facilities and equipment in Knoxville were financed in part with the proceeds of industrial revenue bonds issued on behalf of the Company and are collateralized by mortgages or liens. American Sign owns an approximately 230,000 square foot manufacturing and office facility in Florence, Kentucky. The Company owns an approximately 170,000 square foot manufacturing and office facility in Centerville, Tennessee, at which operations ceased during 1992. The Company also rents approximately 20,000 square feet of manufacturing and office facility in Ontario, California. The Company's equipment consists primarily of molds, vacuum forming equipment, computers and general office equipment. The Company believes its existing facilities and equipment are adequate for present and anticipated business. The Company does not hold any material patents or trademarks.

ITEM 3.  LEGAL PROCEEDINGS

         On December 5, 1994, the Company and its subsidiary, American Sign, filed a complaint (the "Complaint") against Teledyne Industries, Inc. ("Teledyne") in Knoxville, Tennessee, in the United States District Court for the Eastern District of Tennessee, Northern Division. This litigation arose in connection with an agreement with Teledyne whereby Teledyne was designing and developing on behalf of the Company and American Sign a drive-through order verification product for fast food restaurants ("Horizon"). Pursuant to the Complaint, the Company and American Sign are seeking approximately $650,000 plus interest from Teledyne plus additional amounts to be proven at trial in connection with their contract with Teledyne relating to Horizon design flaws. The Company and American Sign are also seeking a declaratory judgment against Teledyne stating that the Company and American Sign are not obligated to purchase any Horizon units.

         In connection with the Complaint, on January 20, 1995 Teledyne filed a counterclaim against the Company and American Sign in the United States District Court for the Eastern District of Tennessee, Northern Division seeking approximately $2,355,754 plus interest and additional amounts to be proven at trial. This counterclaim is based on the Horizon contract and related fraud and tortious interference claims. The Company and American Sign dispute the allegations in Teledyne's counterclaim and intend to vigorously defend themselves in such litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of the 1994 fiscal year.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

       This information is incorporated by reference from the inside back cover of the Company's 1994 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 6.    SELECTED FINANCIAL DATA

       This information is incorporated by reference from the inside cover of the Company's 1994 Annual Report to Stockholders, which is attached hereto as
Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This information is incorporated by reference from pages 15-16 of the Company's 1994 Annual Report to Stockholders, which is attached hereto as
Exhibit 13.0.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       This information is incorporated by reference from pages 5-15 of the Company's 1994 Annual Report to Stockholders, which is attached hereto as
Exhibit 13.0.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       Information required under this Item with respect to Directors is incorporated by reference from pages 2-8 of the Company's Proxy Statement dated March 21, 1995. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

       Information with respect to this item may be found in the sections captioned "Executive Compensation" appearing on pages 6 through 8 of the Company's Proxy Statement dated March 21, 1995. Such information is incorporated herein by reference. In no event shall the information contained in the section 5 captioned "Compensation Committee Report" on pages 8 through 11 of the Company's Proxy Statement dated March 21, 1995, and "Performance Graph" on page 11 of the Company's Proxy Statement dated March 21, 1995 be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       This information is incorporated by reference from pages 13-14 of the Company's Proxy Statement dated March 21, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       This information is incorporated by reference from page 12 of the Company's Proxy Statement dated March 21, 1995.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.   Financial Statements:  See Index to Financial Statements and
                 Financial Statement Schedules, pages 9 and 10.

            2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules, pages 9 and 10.

            3.   Exhibits:  See Index to Exhibits, page 13.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 3, 1995

                                               PLASTI-LINE, INC.

                                               James R. Martin
                                               --------------------------------
                                               James R. Martin
                                               (Principal Executive Officer)

       Each person whose signature appears below hereby authorizes James R. Martin and Mark J. Deuschle, and each of them, as attorneys-in-fact and agents, with full powers of substitution, to sign on his or her behalf, amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting to said attorney-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES                                                TITLE                                       DATE
- ----------                                                -----                                       ----

James R. Martin
- ------------------------------------------------
James R. Martin                                     Chief Executive Officer                        March 31, 1995
                                                    Chairman of the Board

Mark J. Deuschle
- ------------------------------------------------
Mark J. Deuschle                                    Vice President-Finance,                        March 28, 1995
                                                    Treasurer, Secretary
                                                    (Principal Financial and Accounting Officer)

SIGNATURES                                              TITLE                                        DATE
- ----------                                              -----                                        ----


Richard A. Banfield
- -----------------------------------------------------
Richard A. Banfield                                 Director                                     March 31, 1995
                                                    Chief Operating Officer
                                                    and President
Howard L. Clark, Jr.
- -----------------------------------------------------
Howard L. Clark, Jr.                                Director                                     March 31, 1995


John F. Daly
- -----------------------------------------------------
John F. Daly                                        Director                                     March 30, 1995


James G. Hanes, III
- -----------------------------------------------------
James G. Hanes, III                                 Director                                     March 30, 1995


James A. Haslam, III
- -----------------------------------------------------
James A. Haslam, III                                Director                                     March 30, 1995


J. Hoyle Rymer
- -----------------------------------------------------
J. Hoyle Rymer                                      Director                                     March 29, 1995



- -----------------------------------------------------
James F. Smith, Jr.                                 Director                                     -------------



- -----------------------------------------------------
H. Mitchell Watson, Jr.                             Director                                     -------------


                               PLASTI-LINE, INC.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements:                                                                     Page reference

                                                                                                       ANNUAL
                                                                                                      REPORT TO
                                                                                                    STOCKHOLDERS
                                                                                                    ------------
Consolidated statements of income for the                                                                 5
      years ended January 1, 1995 (1994), January 2, 1994 (1993), and January 3, 1993 (1992)


Consolidated balance sheets at January 1, 1995 (1994) and                                                 6
      January 2, 1994 (1993)


Consolidated statements of changes in                                                                     7
      stockholders' equity for the years ended
      January 1, 1995 (1994), January 2, 1994 (1993),
      and January 3, 1993 (1992)

Consolidated statements of cash flows                                                                     8
      for the years ended January 1, 1995 (1994),
      January 2, 1994 (1993), and January 3, 1993 (1992)



Notes to consolidated financial statements                                                             9-15

Report of independent accountants                                                                        15

                               PLASTI-LINE, INC.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (CONTINUED)

1.     Financial Statement Schedules:                                                             Page reference


                                                                                                      FORM 10K
                                                                                                      --------
      Schedules included:

            II - Valuation and Qualifying Accounts                                                          11

      Report of Company's independent public accountants with
      respect to the Financial Statement Schedules                                                          12

      Schedules omitted - Schedules I, III, IV, and V are omitted as not applicable because the required conditions are not present.

                       PLASTI-LINE, INC. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS             SCHEDULE II

        Years ended January 1, 1995 (1994), January 2, 1994 (1993) and
                            January 3, 1993 (1992)
                                (In thousands)

                                                      BALANCE        ADDITIONS                             BALANCE
                                                    BEGINNING       CHARGED TO                           AT END OF
DESCRIPTION                                         OF PERIOD          EXPENSE          DEDUCTIONS          PERIOD
- ------------------------------------------------------------------------------------------------------------------
1994
       Allowance for doubtful
              accounts                                  $122             $195             $10(a)              $213
                                                        ====             ====             ===                 ====
1993
       Allowance for doubtful
              accounts                                  $139             $177             $19(a)              $122
                                                        ====             ====             ===                 ====
1992
       Allowance for doubtful
              accounts                                  $189              $60             $11 (a)             $139
                                                        ====              ===             ===                 ====

- -------------------------------
(a)    Write-offs, net of recoveries, of uncollectible accounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Plasti-Line, Inc.

         Our report on the consolidated financial statements of Plasti-Line, Inc. and Subsidiary has been incorporated by reference in this Form 10-K from page 15 of the 1994 Annual Report to Stockholders of Plasti-Line, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                            COOPERS & LYBRAND

Knoxville, Tennessee
February 17, 1995

                       PLASTI-LINE, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.


                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
     3.1                 Amended and Restated Articles of Incorporation.
                         Incorporated by reference to the Company's
                         Registration Statement 33-4316 on Form S-1 dated March
                         20, 1986.

   3.1.1                 Articles of Amendment to Company's Amended and
                         Restated Articles of Incorporation. Incorporated by reference to the Company's Registration Statement
                         33-4316 on Form S-1 dated March 20, 1986.

   3.1.2 Articles of Amendment to the Articles of Incorporation of Plasti-Line, Inc. filed April 21, 1988.
                         Incorporated by reference to the Company's 10-K for the fiscal year ended January 1, 1989, File No.
                         0-15214.

     3.2                 Company's Bylaws (as Amended and Restated).
                         Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1993, File No.
                         0-15214.

     4.2                 Loan Agreement, dated November 1, 1989, between
                         Industrial Development Board of the County of Knox and
                         Plasti-Line, Inc. Incorporated by reference to the Company's Form 10-K for the fiscal year ended December
                         31, 1989, File No. 0-15214.

     4.3                 Indenture of Trust, dated November 1, 1989 between
                         Industrial Development Board of the County of Knox and
                         First American National Bank, Knoxville, Tennessee.
                         Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No.
                         0-15214.

     4.4                 Deed of Trust, Security Agreement and Assignment of
                         Leases, dated as of November 1, 1989, from Plasti-Line, Inc. (the "Borrower") to Joseph P.
                         Congleton (the "trustee"), for the benefit of First
                         American National Bank, Knoxville, Tennessee.
                         Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No.
                         0-15214.

     4.5 Pledge and Security Agreement, dated November 1, 1989 between Plast-Line, Inc. and First American National
                         Bank, Knoxville, Tennessee. Incorporated by reference to the Company's Form 10-K for the fiscal year ended
                         December 31, 1989, File No. 0-15214.

                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
     4.6                 Reimbursement Agreement, dated November 1, 1989
                         between Plasti-Line, Inc. and First American National
                         Bank, Knoxville, Tennessee. Incorporated by reference
                         to the Company's Form 10-K for the fiscal year ended
                         December 31, 1989, File No. 0-15214.


   4.6.1                 Amendment Number 1, effective November 1, 1989, to
                         Reimbursement Agreement, between Plasti-Line, Inc. and
                         First American National Bank. Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1993, File No. 0-15214.

     4.7                 Tax Indemnity Agreement, dated June 12, 1992 between
                         Plasti-Line, Inc. and First American National Bank,
                         Knoxville, Tennessee. Incorporated by reference to the Company's Form 10-K for the fiscal year ended January
                         3, 1993, File No. 0-15214.

  10.1.5   (1)           1991 Stock Incentive Program, dated December 12, 1990.
                         Incorporated by reference to the Company's Form 10-K
                         for the fiscal year ended December 30, 1990, File No.
                         0-15214.

  10.3*    (1)           Pre-Tax Savings and Profit Sharing Plan dated August 10, 1994.

                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
    10.5   (1)           Plasti-Line, Inc. Employee's Health Plan dated July 1,
                         1991. Incorporated by reference to the Company's Form
                         10-K for the fiscal year ended December 29, 1991, File
                         No. 0-15214.

    10.6                 Supply Agreement, effective January 1, 1983, between
                         GM-DI Leasing Corporation and Plasti-Line, Inc.
                         Incorporated by reference to the Company's
                         Registration Statement 33-4316 on Form S-1 dated March
                         20, 1986.

    10.7                 Amendment dated December 4, 1987 between GM-DI Leasing
                         Corporation and Plasti-Line, Inc. Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1988, File No. 0-15214.

  10.7.5                 Amendment dated January 1, 1991 between GM-DI Leasing
                         Corporation and Plasti-Line, Inc. Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1990, File No. 0-15214.

    10.8   (1)           Form of Deferred Compensation Agreement. Incorporated
                         by reference to the Company's Registration Statement
                         33-4316 on Form S-1 dated March 20, 1986.

    10.9   (1)           Health Care Plan Trust Agreement dated December 15,
                         1982. Incorporated by reference to the Company's
                         Registration Statement 33-4316 on Form S-1 dated March
                         20, 1986.

   10.10   (1)           Supplemental Medical Plan. Incorporated by reference
                         to the Company's Registration Statement 33-4316 on
                         Form S-1 dated March 20, 1986.

   10.14   *             Agreement between Company and Local Union No. 555,
                         Street Metal Workers International Association dated
                         February 4, 1995


                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
   10.17                 Sign Agreement between Plasti-Line, Inc., and General
                         Motors (Canada). Incorporated by reference to the
                         Company's Form 10-K for the fiscal year ended January
                         3, 1988, File No. 0-15214.

   10.18 Stock Purchase Agreement and the related Addendum thereto (original exhibit no. 2). Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1986, File No. 0-15214.

   10.21                 Labor Agreement between American Sign & Marketing
                         Services, Inc. and the American Sign & Marketing
                         Services, Inc., Independent Union dated January 1,
                         1992. Incorporated by reference to the Company's Form
                         10-K for the fiscal year ended December 29, 1991, File
                         No. 0-15214.

   10.26 Amended and Restated Retirement and Disability Program for Plasti-Line, Inc. effective January 1, 1989.
                         Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No.
                         0-15214.

   10.27                 Amendment Number 1, effective February 3, 1990, to the
                         Retirement and Disability Program dated January 1,
                         1989. Incorporated by reference to the Company's Form
                         10-K for the fiscal year ended December 30, 1990, File
                         No. 0-15214.

   10.28                 Agreement between Toyota Motor Sales, U.S.A. Inc. and
                         Plasti-Line, Inc. dated January 1, 1991. Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 30, 1990, File No. 0-15214.

   10.29                 Revolving Credit and Term Loan Agreement, dated as of
                         December 30, 1992 with Trust Company Bank and First
                         American National Bank. Incorporated by reference to the Company's Form 10-K for the fiscal year ended
                         January 3, 1993, File No. 0-15214.

   10.30  (1)            Employment Agreement between Richard A. Banfield and
                         Plasti-Line, Inc. Incorporated by reference to the
                         Company's Form 10-K for the fiscal year ended January
                         3, 1993, File No. 0-15214.

   10.31 Amendment dated May 5, 1992 to Supply Agreement between GM-DI Leasing Corporation and Plasti-Line,
                         Inc. Incorporated by reference to the Company's Form
                         10-K for the fiscal year ended January 3, 1993, File
                         No. 0-15214.

                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
    13.0*                1994 Annual Report to Stockholders.

    21.0 Plasti-Line, Inc. Subsidiaries. Incorporated by reference to the Company's Registration Statement
                         33-4316 on Form S-1 dated March 20, 1986.

    23.0*                Consent of Experts                                               12
                         Consent of Coopers & Lybrand filed herewith

    24.0* Power of Attorney (contained on the signature page of this annual report).

    27.0*                Financial Data Schedule (for SEC use only)

- --------------------------
(1)  Plans and arrangements where executives receive compensation.