Form 10-Q
period 1995-04-02
PLASTI LINE INC /TN/
filed 1995-05-17
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark one)

(   X   )   Quarterly Report Under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the quarter ended April 2, 1995

Or

(       )   Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Plasti-Line, Inc.
(Exact name of registrant as specified in its charter)

Tennessee
(State or other jurisdiction of incorporation or organization)

62-1218546
(I.R.S. Employer Identification Number)

0-15214
(Commission File Number)

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
No

As of  May 4, 1995 there were 3,684,708 shares of common stock outstanding.

PART I

ITEM 1

FINANCIAL INFORMATION

PLASTI-LINE, INC.

Consolidated Condensed Balance Sheets

April 2, 1995 (1995) and January 1, 1995 (1994)

(Amounts in thousands)
Assets                                        1995              1994
	                                         (Unaudited)         (Audited)

Current assets:
	Cash and cash equivalents               $       10       $       10
	Marketable securities                           	-              599
	Receivables, net	                           13,670           16,010
	Inventories	                                20,716           19,213
	Prepaid expenses	                            1,609            1,679
	Deferred income taxes	                       1,869	           1,869

		Total current assets	                      37,874           39,380

Net property and equipment	                  12,155           11,947

Other assets		                                  118              123

		Total Assets	                          $   50,147       $   51,450

See accompanying notes to consolidated condensed financial statements.

Liabilities and Stockholders' Equity          1995             1994
 		                                        (Unaudited)        (Audited)

Current liabilities:
	Current installments of long-term debt	 $      745        $     745
	Accounts payable	                            6,617            6,750
	Accrued liabilities	                         4,935            4,078
	Income taxes payable	                           30              (46)
	Customer deposits and deferred revenue       4,760            4,504

		Total current liabilities	                 17,087           16,031

Long-term debt, excluding
 current installments 	                       9,586           12,004
Deferred income taxes	                          987              987
Deferred liabilities	                            75               75

Stockholders' equity:
	Preferred stock, $.001 par value.
 Authorized 5,000,000 shares;
 issued none	                                     -                -
Common stock, $.001 par value. Authorized
	20,000,000 shares, issued
 3,684,786 shares	                                4                4
	Additional paid-in-capital	                  2,588            2,571
	Notes receivable, common stock	               (139) 	          (152)
	Retained earnings	                          19,959           19,930

		Total Stockholders' Equity	                22,412           22,353

		Total Liabilities and
   Stockholders' Equity                  $   50,147       $   51,450

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC.

Consolidated Condensed Statements of Operations

For the three months ended April 2,1995 (1995) and April 3, 1994 (1994)

(Amounts in thousands, except per share data)

                                 			           1995             1994

Net sales	                               $   20,056       $   15,971

Cost of sales		                              16,686           13,191

	Gross profit	                                3,370            2,780

Selling, general, and
 administrative expenses	                     3,094	           2,621

	Operating income	                              276              159

Interest income	                                  -                2

Interest expense	                               214	             121

Income before income taxes	                      62               40

Income taxes		                                   34               16

Net income		                             $       28       $       24

Net income per share	                    $     0.01       $     0.01

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC.
Consolidated Condensed Statements of Cash Flows
Three months ended April 2, 1995 (1995) and April 3, 1994 (1994)
(Unaudited)
(in thousands)
			                                           1995              1994
Cash flows from operating activities:
	Net income	                             $      28         $      24
	Adjustments to reconcile net income
 to net cash provided
 by operating activities:
		Depreciation and amortization                402               450
		Loss on sale of investments in
   marketable securities                         6                 -
		Provision for losses on
   accounts receivable                                            27
		Decrease in net receivables	               2,340             2,037
		Increase in inventories	                  (1,503)           (1,311)
		(Increase) Decrease in prepaid expenses       70              (630)
		Decrease in accounts payable	               (133)             (337)
		Increase in accrued liabilities	             857                54
		(Decrease) Increase in income
   taxes payable	                               76              (302)
		(Decrease) Increase in
   customer deposits and deferred revenue      256              (611)

		Net cash provided (used)
   by operating activities	                  2,399	             (599)

Cash flows from investing activities:
	Purchases of property and equipment	         (605)             (368)
	Investment in marketable securities	            -              (198)
	Proceeds from the sale and maturity
  of investments	                              593	                -

		Net cash used by investing activities	       (12)	            (566)

Cash flows from financing activities:
	Net borrowings under line of credit	       (2,401)            1,150
	Principal payments on long-term debt	         (17)              (16)
	Proceeds from sales of common stock	           18                31
	Payments of notes receivable -
  common stock                                  13                 -

		Net cash provided (used)
   by financing activities                  (2,387)            1,165

Net increase in cash and cash equivalents        -                 -

Cash and cash equivalents at
 beginning of year	                             10                10

Cash and cash equivalents at
 end of period	                          $      10        $       10
Supplemental disclosures of
 cash flow information:
	Cash paid during the period for:
		Interest	                                    203               128
		Income taxes	                                 13	              317
	Noncash transactions:
		Amortization of compensation
   from restricted stock                 $      18        $       17

See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC.
Notes to Consolidated Condensed Financial Statements

1.  Condensed Consolidated Financial Statements

The Consolidated condensed balance sheet as of April 2, 1995, and the consolidated condensed statements of operations and cash flows for the three months ended April 2, 1995 and April 3, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments
(which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at April 2, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders. The results of operations for the period ended April 2, 1995 are not necessarily indicative of the operating results for the full year.

2.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, American Sign & Marketing Services, Inc. All significant intercompany accounts and transactions have been eliminated.

3.  Inventories

Inventories consist of the following:
                                       April 2, 1995       April 3, 1994

	Finished goods	                           $  14,559           $  14,945
	Work-in-process	                              2,159               1,734
	Raw materials	                                6,999               4,863
	Less:  LIFO inventory reserve	               (3,001)             (2,975)

	Total net inventory	                      $  20,716           $  18,567

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

The weighted average number of common and common stock equivalent shares outstanding at April 2, 1995 were 3,687,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated results of operations for the three months ended April 2, 1995 (1995 Quarter) compared to the consolidated results of operations for the three months ended April 3, 1994 (1994 Quarter):

The Company's sales in the first quarter of 1995 increased 25.6% to $20,056,000 from $15,971,000 for the same period last year. First quarter 1995 sales were higher due to increased volume related to new customer programs, including the General Motors Chevrolet Facility Reimage and McDonald's new drive through menuboard system, and from increased sales volume at the Company's west coast operation, Plasti-Line West.


The Company's gross profit margin during the 1995 Quarter (16.8%) was relatively flat as compared to the margin during the 1994 Quarter (17.4%).

Selling, general, and administrative expenses were $3,094,000 for the 1995 Quarter versus $2,621,000 for the 1994 Quarter, an 18.0% increase. The increase is primarily the result of the costs of a Company-wide business process reengineering project.

Operating income was $276,000 and $159,000 for the 1995 and 1994 Quarters, respectively. The 73.6% increase is largely due to the increase in sales volume.

Net interest expense increased to $214,000 for the 1995 Quarter compared to $119,000 in the 1994 Quarter. This was primarily the result of higher average debt balances combined with higher variable interest rates in the 1995 Quarter.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities decreased $599,000 from the January 1, 1995 balance to $10,000 at April 2, 1995. The decrease is due to the sale of investments in U.S. Government and U.S. Government Agency obligations.

The Company has working capital of $20,787,000, a decrease of $2,562,000 from the amount of working capital at January 1, 1995 primarily due to the sale of marketable securities and a decrease in net receivables. Funds of $2,399,000 were provided by operating activities. Decreases in receivables were the primary source of funds.

Investing activities used $12,000 as a result of property and equipment
purchases offset by the sale of marketable securities.   Financing activities
used $2,387,000 primarily as a result of decreased net borrowings under the Company's line of credit during the 1995 Quarter.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for all planned operating and capital requirements.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest and fourth quarter sales the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases. Sales have normally accelerated in the second, third, and fourth quarters corresponding with accelerated construction schedules.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

		Not applicable.

Item 2.	Changes in Securities

		Not applicable.

Item 3.	Default Upon Senior Securities

		Not applicable.

Item 4. 	Submission of Matters to a Vote of Security Holders

		Not applicable.

Item 5.	Other Information:

		During the quarter, Richard A. Banfield announced his resignation as President, Chief Operating Officer, and Director of the Company.

Item 6.	Exhibits and Reports on Form 8-K

		(a)  Exhibits - None.

		(b)  No reports on Form 8-K were filed during the quarter ended April 2, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.
Registrant





/s/ Mark J.Desuchle
Mark J. Deuschle
Vice-President of Finance
(Authorized Officer and Principal Financial Officer)

May 17, 1995