Form 10-K/A
period 1995-01-01
PLASTI LINE INC /TN/
filed 1995-06-13
CIK 790966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.   Financial Statements:  See Index to Financial Statements and
                 Financial Statement Schedules, pages   and   .

            2.   Financial Statement Schedules:  See Index to Financial
                 Statements and Financial Statement Schedules, pages   and   .

            3.   Exhibits:  See Index to Exhibits, page   .

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

DATED: April 3, 1995

                                   PLASTI-LINE, INC.

                                   James R. Martin
                                   --------------------------------
                                   James R. Martin
                                   (Principal Executive Officer)


                                   Mark J. Deuschle
                                   -------------------------------------------
                                   Mark J. Deuschle
                                   Vice President-Finance,
                                   Treasurer, Secretary
                                   (Principal Financial and Accounting Officer)

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

  10.1.5   (1)           1991 Stock Incentive Program, dated December 12, 1990.
                         Incorporated by reference to the Company's Form 10-K
                         for the fiscal year ended December 30, 1990, File No.
                         0-15214.

  10.3     (1)           Pre-Tax Savings and Profit Sharing Plan dated August 10, 1994.

                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
    10.5   (1)           Plasti-Line, Inc. Employee's Health Plan dated July 1,
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

                                                                                      SEQUENTIAL
EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT                                      PAGE NUMBER
- --------------           ----------------------                                      -----------
    13.0                 1994 Annual Report to Stockholders.

    21.0 Plasti-Line, Inc. Subsidiaries. Incorporated by reference to the Company's Registration Statement
                         33-4316 on Form S-1 dated March 20, 1986.

    23.0                 Consent of Experts
                         Consent of Coopers & Lybrand filed herewith

    24.0 Power of Attorney (contained on the signature page of this annual report).

    27.0                 Financial Data Schedule (for SEC use only)

- --------------------------
(1)  Plans and arrangements where executives receive compensation.