Form 10-Q/A
period 1995-04-02
PLASTI LINE INC /TN/
filed 1995-06-30
CIK 790966

THE PURPOSE OF THIS AMENDED FILING IS TO PROPERLY ATTACH THE FINANCIAL DATA SCHEDULE TAG AS EXHIBIT 27.

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q Amendment Number 1

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

		(a)  Exhibits - Exhibit 27

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

June 30, 1995