Form 10-Q
period 1995-07-02
PLASTI LINE INC /TN/
filed 1995-08-16
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark one)

(   X   )   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the quarter ended July 2, 1995

Or

(       )   Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from _______________ to _______________


0-15214
(Commission File Number)

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
No

As of August 11, 1995 there were 3,686,708 shares of common stock outstanding.





PART I

FINANCIAL INFORMATION

ITEM 1

PLASTI-LINE, INC.

Consolidated Condensed Balance Sheets

July 2, 1995 (1995) and January 1, 1995 (1994)

(in thousands)
Assets                                               1995     	1994
                                               		(Unaudited)	(Audited)

Current assets:
	Cash and cash equivalents                    	$       10   	$      10
	Marketable securities                                 	-         	599
	Receivables, net                                 	13,882      	16,010
	Inventories                                      	23,320       19,213
	Prepaid expenses                                  	1,471        1,679
	Deferred income taxes	                             1,869	       1,869

		Total current assets                            	40,552       39,380

Net property and equipment                        	12,790      	11,947

Other assets                                   		     112	         123

		Total Assets                                 	$  53,454   	$  51,450
















See accompanying notes to consolidated condensed financial statements.


















	Liabilities and Stockholders' Equity             	1995         	1994
                                              		(Unaudited)   	(Audited)

Current liabilities:
	Current installments of long-term debt       	$    745      $    745
	Accounts payable                                	8,213        	6,750
	Accrued liabilities                             	4,651        	4,078
	Income taxes payable                              	112          	(46)
	Customer deposits and deferred revenue	          7,058	        4,504

		Total current liabilities                     	20,779       	16,031

Long-term debt, excluding current installments   	9,014       	12,004
Deferred income taxes                              	987          	987
Deferred liabilities                                	75           	75

Stockholders' equity:
	Preferred stock, $.001 par value.  Authorized
	5,000,000 shares; issued none                       	-            	-
	Common stock, $.001 par value.  Authorized
	20,000,000 shares, issued 3,684,786 shares          	4            	4
	Additional paid-in-capital                      	2,597        	2,571
	Notes receivable, common stock	                    (79)     	   (152)
	Retained earnings                              	20,077       	19,930

		Total Stockholders' Equity                    	22,599       	22,353

		Total Liabilities and Stockholders' Equity  	$ 53,454     	$ 51,450






See accompanying notes to consolidated condensed financial statements.




PLASTI-LINE, INC.

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

			                         	Three Months Ended         	Six Months Ended
			                       July 2, 1995	July 3, 1994	July 2, 1995	July 3, 1994

Net sales                  		$  22,512   	$  19,438   	$  42,568   	$  35,409

Cost of sales	                 	18,358      	16,057      	35,044      	29,248

	Gross profit                   	4,154       	3,381       	7,524       	6,161

Selling, general, and
	administrative expenses	        3,720      	 3,075       	6,814       	5,696

	Operating income                 	434         	306         	710         	465

Interest income                    	12           	-          	12           	2

Interest expense	                  230	         171         	445         	292

Income before income taxes        	216         	135         	277         	175

Income taxes	                      	96          	66         	130          	82

Net income	                	 $     120    	$     69     	$   147    	$     93

Net income per share        	$    0.03    	$   0.02     	$  0.04    	$   0.03














See accompanying notes to consolidated condensed financial statements.

PLASTI-LINE, INC.
Consolidated Condensed Statements of Cash Flows
Six months ended July 2, 1995 (1995) and July 3, 1994 (1994)
(Unaudited)
(in thousands)
                                                           			1995      	1994
Cash flows from operating activities:
	Net income                                               	$   147  	$     93
	Adjustments to reconcile net income to net cash provided
	by operating activities:
		Depreciation and amortization                               	804       	908
		Loss on sale of investments in marketable securities          	6         	3
		Provision for losses on accounts receivable                  	24        	22
		Changes in assets and liabilities:
		   Decrease (increase) in net receivables                 	2,104      	(384)
		   Increase in inventories                               	(4,107)   	(1,557)
		   Decrease (increase) in prepaid expenses                  	208      	(791)
		   Increase in accounts payable                           	1,463       	258
		   Increase in accrued liabilities                          	573       	123
		   Increase (decrease) in income taxes payable              	158      	(616)
		   Increase (decrease)  in customer deposits
		    and deferred revenue	                                  2,554 	   (1,082)

		Net cash provided (used) by operating activities	          3,934 	   (3,023)

Cash flows from investing activities:
	Purchases of property and equipment                       	(1,636)     	(818)
	Investment in marketable securities                            	-      	(499)
	Proceeds from the sale and maturity of investments	           593	       300

		Net cash used by investing activities	                    (1,043)	   (1,017)

Cash flows from financing activities:
	Net borrowings under line of credit                       	(2,957)    	4,105
	Principal payments on long-term debt                         	(33)      	(33)
	Proceeds from sales of common stock                           	26        	54
	Payments of notes receivable - common stock	                   73	        17

		Net cash provided (used) by financing activities         	(2,891)    	4,143

Net increase in cash and cash equivalents                       	-	       103

Cash and cash equivalents at beginning of year                 	10        	10

Cash and cash equivalents at end of period            	  $      10  $     113
Supplemental disclosures of cash flow information:
	Cash paid during the year for:
		Interest                                               $    	356  $    	348
		Income taxes	                                          $      25  $ 	   629
	Noncash transactions:
		Amortization of compensation from restricted stock    	$      24 	$      35

See accompanying notes to consolidated condensed financial statements.



PLASTI-LINE, INC.
Notes to Consolidated Condensed Financial Statements

1.	Condensed Consolidated Financial Statements

The consolidated condensed balance sheet as of July 2, 1995, the consolidated condensed statements of operations for the three and six months ended
July 2, 1995 and July 3, 1994, and the consolidated condensed statements of cash flows for the six months ended July 2, 1995 and July 3, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at July 2, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders. The results of operations for the period ended July 2, 1995 are not necessarily indicative of the operating results for the full year.

2.	Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, American Sign & Marketing Services, Inc. All significant intercompany accounts and transactions have been eliminated.

3.	Inventories

Inventories consist of the following:


	(in thousands)
                                        July 2, 1995     January 1, 1995
	Finished goods                             $ 16,501 	        	$  13,625
	Work-in-process	                              2,564              	1,818
	Raw materials	                                7,102              	5,763
	Less:  LIFO inventory reserve	               (2,847)            	(1,993)

	Total net inventory	                       $ 23,320           $	 19,213

Inventories are stated at the lower-of-cost or market. Cost is determined by the last-in, first-out method (LIFO).

4.	Earnings Per Share

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

The weighted average number of common and common stock equivalent shares outstanding at July 2, 1995 were 3,684,000.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

A. Consolidated results of operations for the three months ended July 2, 1995 (1995 Quarter) compared to the consolidated results of operations for the three months ended July 3, 1994 (1994 Quarter):

The Company's sales in the current three month period increased 15.8% to $22,512,000 from $19,438,000 for the same period last year. The sales increase is primarily due to increased sales to both fast food and automotive customers.

The Company's gross profit margin increased to 18.5% in the 1995 Quarter versus 17.4% in the 1994 Quarter. The increase is primarily due to a favorable sales mix and higher sales volume.

Selling, general and administrative expenses were $3,720,000 for the 1995 Quarter versus $3,075,000 for the 1994 Quarter. The increase is primarily the result of the costs of a Company-wide business reengineering project and increased sales volumes.

Operating income was $434,000 and $306,000 for the 1995 and 1994 Quarters, respectively, a 41.8% increase. The increase was primarily due to higher margins and increased sales volumes.

Net interest expense increased to $218,000 for the 1995 Quarter from $171,000 in the 1994 Quarter. This was primarily the result of higher average debt balances combined with higher variable interest rates in the 1995 Quarter.

B. Consolidated results of operations for the six months ended July 2, 1995 as compared to the consolidated results of operations for the six months ended July 3, 1994:

Net sales were $42,568,000 for the first six months of 1995 as compared to $35,409,000 in the first six months of 1994, a 20.2% increase. The increase in sales is due to higher sales to automotive and fast food customers.

Cumulative gross profit as a percentage of sales at the end of the second quarter of 1995 (17.7%) was relatively flat as compared to the same period in 1994 (17.4%).

Selling, general and administrative expenses for the first six months of 1995 were $6,814,000 as compared to $5,696,000 during the same period in 1994, an
increase of $1,118,000.   The increase is primarily the result of the costs of
a Company-wide business process reengineering project and increased sales volumes.

Operating income for the first six months of 1995 of $710,000 was $245,000 higher than the same period in 1994. The increase is primarily due to the increase in sales volume.

Net interest expense increased to $433,000 for the first six months of 1995 as compared to $290,000 for the same period in 1994. This was primarily the result of higher average debt balances combined with higher variable interest rates in 1995.








Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities decreased $599,000 from the January 1, 1995 balance to $10,000 at July 2, 1995. The decrease is due to the sale of investments in U.S. Government and U.S. Governmental Agency obligations.

The Company has working capital of $19,773,000, a decrease of $3,576,000 from the amount of working capital at January 1, 1995 primarily due to increases in
customer deposits.   Funds of $3,934,000 were provided by operating activities.
Increases in accounts payable and customer deposits as well as a decrease in net receivables were the primary sources of funds.

Investing activities used $1,043,000 as a result of property and equipment purchases offset by the sale of marketable securities. Financing activities used $2,891,000 primarily as a result of decreased net borrowings under the Company's line of credit during the 1995 Quarter.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for all planned operating and capital requirements during 1995 and 1996.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest and fourth quarter sales the highest.
First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases. Sales have normally accelerated in the second, third, and fourth quarters corresponding with accelerating construction schedules.



























PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

		Not applicable.

Item 2.	Changes in Securities

		Not applicable.

Item 3.	Default Upon Senior Securities

		Not applicable.

Item 4. 	Submission of Matters to a Vote of Security Holders

a) Plasti-Line, Inc.'s 1995 Annual Meeting of Stockholders was held April 18, 1995.

b)	Proxies were solicited by the Board of Directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees for election to the Board of Directors listed in the proxy. The following nominees were elected to one-year terms on the Board of Directors:

	Howard L. Clark, Jr.
	James G. Hanes, III
	James A. Haslam, III
	Donald F. Johnstone
	Jame R. Martin
	J. Hoyle Rymer
	James F. Smith, Jr.
 H. Mitchell Watson, Jr.

The vote on the election of each of the above was:

Howard L Clark, Jr.
   For                    3,293,927
   Against                        -
   Abstain                   22,211
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

James G. Hanes, III
   For                    3,309,422
   Against                        -
   Abstain                    6,716
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

James A. Haslam, III
   For                    3,307,872
   Against                        -
   Abstain                    6,716
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

Donald F. Johnstone
   For                    3,308,422
   Against                        -
   Abstain                    7,716
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

James R. Martin
   For                    3,307,672
   Against                        -
   Abstain                    8,466
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

J. Hoyle Rymer
   For                    3,309,422
   Against                        -
   Abstain                    6,716
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

James F. Smith, Jr.
   For                    3,307,872
   Against                        -
   Abstain                    8,266
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790

H. Mitchell Watson, Jr.
   For                    3,308,422
   Against                        -
   Abstain                    7,716
   Individual Non-Votes     337,358
   Broker Non-Votes          30,790



c) A proposal to adopt and approve the 1995 Plasti-Line, Inc. Equity Compensation Plan for Non-Employee Directors.

The vote on the election of the above was:

For                    	3,205,018
Against                  	110,259
Abstain                      	861
Individual Non-Votes     	337,358
Broker Non-Votes          	30,790

The total number of shares of Plasti-Line, Inc. common stock, $.001 par value, outstanding as of March 14, 1995, the record date for the Annual Meeting, was 3,684,286 shares


Item 5.	Other Information:

	Not applicable

Item 6.	Exhibits and Reports on Form 8-K

		(a)  Exhibits - None.

		(b)  No reports on Form 8-K were filed during the quarter ended
       July 2, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.
Registrant




/s/  Mark J. Deuschle
______________________________________
Mark J. Deuschle
Vice-President of Finance
(Authorized Officer and Principal Financial Officer)

August 15, 1995