Form 10-Q
period 1995-10-01
PLASTI LINE INC /TN/
filed 1995-11-15
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                Form 10-Q

                                (Mark one)

(   X   )   Quarterly Report Under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                   For the quarter ended October 1, 1995

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

                                (423) 938-1511
               (Registrant's phone number including area code)

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
                                     No

As of November 9, 1995 there were 3,673,907 shares of common stock outstanding.

                                   PART I

                            FINANCIAL INFORMATION

                                   ITEM 1

                              PLASTI-LINE, INC.

                     Consolidated Condensed Balance Sheets

               October 1, 1995 (1995) and January 1, 1995 (1994)

                               (in thousands)
Assets                                                 	1995        	1994
	                                                   	(Unaudited)  	(Audited)
Current assets:
	Cash and cash equivalents                      	$        10  	$       10
	Marketable securities                                    	-         	599
	Receivables, net                                    	15,260      	16,010
	Inventories                                         	27,575      	19,213
	Prepaid expenses                                     	1,532       	1,679
	Deferred income taxes	                                1,869     	  1,869

		Total current assets                               	46,246	      39,380

Net property and equipment                           	12,909      	11,947

Other assets		                                           115    	     123

		Total Assets                                  	$    59,270  	$   51,450

See accompanying notes to consolidated condensed financial statements.

Liabilities and Stockholders' Equity                   1995      	    1994
	                                                 	(Unaudited)    	(Audited)
Current liabilities:
	Current installments of long-term debt          	$     745      $     745
	Accounts payable                                    	7,562         	6,750
	Accrued liabilities                                 	5,463         	4,078
	Income taxes payable                                  	191           	(46)
	Customer deposits and deferred revenue	             10,366       	  4,504

		Total current liabilities                         	24,327        	16,031

Long-term debt, excluding current installments      	11,162        	12,004
Deferred income taxes                                  	987           	987
Deferred liabilities                                    	75            	75

Stockholders' equity:
	Preferred stock, $.001 par value.  Authorized
  	5,000,000 shares; issued none                         	-             	-
	Common stock, $.001 par value.  Authorized
  	20,000,000 shares, 3,673,407 shares issued 1995,
  	3,688,061 shares issued 1994                          	4             	4
	Additional paid-in-capital                          	2,597         	2,571
	Notes receivable, common stock	                        (70)	         (152)
	Retained earnings                                  	20,196        	19,930

		Total Stockholders' Equity                        	22,719        	22,353

		Total Liabilities and Stockholders' Equity     	$  59,270 	    $  51,450

See accompanying notes to consolidated condensed financial statements.

                              PLASTI-LINE, INC.

                 Consolidated Condensed Statements of Operations

                     (in thousands, except per share data)

                                 (Unaudited)
                				          	Three Months Ended       		Nine Months Ended
			                        Oct. 1, 1995	Oct. 2, 1994	Oct. 1, 1995	Oct. 2, 1994
Net sales	                   	$  22,402   	$  17,933   	$  64,970   	$  53,342

Cost of sales	                  	18,560      	14,472      	53,604      	43,720

	Gross profit                    	3,842       	3,461      	11,366       	9,622

Selling, general, and
	administrative expenses	         3,448	       3,176      	10,262       	8,872

	Operating income	                  394         	285       	1,104         	750

Interest income                     	12          	17          	24          	19

Interest expense	                   204      	   192   	      649	         484

Income before income taxes         	202         	110         	479         	285

Income taxes	                       	92          	57         	222         	139

Net income	                 	 $     110   	 $     53   	$     257    	$    146

Net income per share         	$    0.03    	$   0.01   	$    0.07    	$   0.04

See accompanying notes to consolidated condensed financial statements.

                           PLASTI-LINE, INC.
             Consolidated Condensed Statements of Cash Flows
        Nine months ended October 1, 1995 (1995) and October 2, 1994 (1994)
                             (Unaudited)
                            (in thousands)
			                                                    1995	        1994
Cash flows from operating activities:
	Net income                                       	$    258 	$       146
	Adjustments to reconcile net income to net cash
 provided	by operating activities:
		Depreciation and amortization                      	1,209       	1,380
		Loss on sale of investments in
    marketable securities	                                6	           3
		Provision for losses on accounts receivable           	53          	83
		Changes in assets and liabilities:
		   Decrease in net receivables                       	697       	1,697
		   Increase in inventories                        	(8,362)     	(3,253)
		   Decrease (increase) in prepaid expenses           	147      	(1,104)
		   Increase (decrease) in accounts payable           	812         	(56)
		   Increase (decrease) in accrued liabilities      	1,385        	(166)
		   Increase (decrease) in income taxes payable       	237        	(602)
		   Increase (decrease)  in customer deposits
		    and deferred revenue	                           5,862	        (685)

		Net cash provided (used) by operating activities	   2,304   	   (2,557)

Cash flows from investing activities:
	Purchases of property and equipment                	(2,163)     	(1,760)
	Investment in marketable securities                     	-        	(499)
	Proceeds from the sale and maturity of investments	    593 	         300

		Net cash used by investing activities	             (1,570)	      (1,959)

Cash flows from financing activities:
	Net borrowings under line of credit                  	(793)       	4,509
	Principal payments on long-term debt                  	(49)         	(52)
	Proceeds from sales of common stock                    	26           	42
	Payments of notes receivable - common stock	            82	           50

		Net cash provided (used) by financing activities	    (734)	       4,549

Net increase in cash and cash equivalents                	-           	33

Cash and cash equivalents at beginning of year          	10           	10

Cash and cash equivalents at end of period       	$      10    	$      43
Supplemental disclosures of cash flow information:
	Cash paid during the year for:
		Interest                                             	649           	465
		Income taxes	                                          37	           849
	Noncash transactions:
		Amortization of compensation from
  restricted stock                               	$      24    	$       44

See accompanying notes to consolidated condensed financial statements.

                            PLASTI-LINE, INC.
          Notes to Consolidated Condensed Financial Statements

1.	Condensed Consolidated Financial Statements

The consolidated condensed balance sheet as of October 1, 1995, the consolidatedcondensed statements of operations for the three and nine months ended October 1, 1995 and October 2, 1994, and the consolidated condensed statements of cash flows for the nine months ended October 1, 1995 and October 2, 1994 have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at October 1, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders. The results of operations for the period ended
October 1, 1995 are not necessarily indicative of the operating results for the full year.

2.	Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, American Sign & Marketing Services, Inc. All significant intercompany accounts and transactions have been eliminated.

3.	Inventories

	Inventories consist of the following:   	October 1, 1995   	January 1, 1995

	(in thousands)

            Finished goods                    	$   20,517        	$   13,625
	           Work-in-process                        	1,764             	1,818
            Raw materials                          	8,208             	5,763
           	Less:  LIFO inventory reserve         	(2,913)           	(1,993)

           	Total net inventory	                $  27,575         	$  19,213

Inventories are stated at the lower-of-cost or market. Cost is determined by the last-in, first-out method (LIFO).

4.	Earnings Per Share

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

The weighted average number of common and common stock equivalent shares outstanding at October 1, 1995 were 3,679,510.

                                  ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

A.  Consolidated results of operations for the three months ended
October 1, 1995 (1995 Quarter) compared to the consolidated results of operations for the three months ended October 2, 1994 (1994 Quarter):

The Company's sales in the current three month period increased 24.9% to $22,402,000 from $17,933,000 for the same period last year. The sales increase is primarily due to increased sales to automotive customers.

The Company's gross profit increased $381,000 to $3,842,000 due to increased sales.

Selling, general and administrative expenses were $3,448,000 for the 1995 Quarter versus $3,176,000 for the 1994 Quarter. The increase is primarily the result of the costs of a Company-wide business reengineering project and increased sales volumes.

Operating income was $394,000 and $285,000 for the 1995 and 1994 Quarters, respectively, a 38.2% increase. The increase was primarily due to increased sales volumes.

Net interest expense increased to $192,000 for the 1995 Quarter from $175,000 in the 1994 Quarter. This was primarily the result of higher average debt balances combined with higher variable interest rates in the 1995 Quarter.

B. Consolidated results of operations for the nine months ended October 1, 1995 as compared to the consolidated results of operations for the nine months ended October 2, 1994:

Net sales were $64,970,000 for the first nine months of 1995 as compared to $53,342,000 in the first nine months of 1994, a 21.8% increase. The increase in sales is due to higher sales to automotive customers as well as new business generated from the Company's Design Performance Group and Plasti-Line West operations.

Gross profit for the first nine months of 1995 of $11,366,000 increased $1,744,000 over the prior period due to increased sales.

Selling, general and administrative expenses for the first nine months of 1995 were $10,262,000 as compared to $8,872,000 during the same period in 1994, an
increase of $1,390,000.   The increase is primarily the result of the costs
of a Company-wide business process reengineering project and increased sales volumes.

Operating income for the first nine months of 1995 of $1,104,000 was $354,000 higher than the same period in 1994. The increase is primarily due to the increase in sales volume.

Net interest expense increased to $625,000 for the first nine months of 1995 as compared to $465,000 for the same period in 1994. This was primarily the result of higher average debt balances due to increased working capital combined with higher variable interest rates in 1995.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities decreased $599,000 from the January 1, 1995 balance to $10,000 at October 1, 1995.
The decrease is due to the sale of investments in U.S. Government and U.S. Governmental Agency obligations. These securities were sold in order to reduce interest expense since the assets were earning at an interest rate lower than the interest charged under the Company's line of credit.

The Company has working capital of $21,919,000, a decrease of $1,430,000 from the amount of working capital at January 1, 1995 primarily due to increases in
customer deposits.   Funds of $2,304,000 were provided by operating
activities. Increases in accrued liabilities and customer deposits as well as a decrease in net receivables were the primary sources of funds.

Investing activities used $1,570,000 as a result of property and equipment purchases offset by the sale of marketable securities. Financing activities used $734,000 primarily as a result of decreased net borrowings under the Company's line of credit.

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

		Not applicable

Item 5.	Other Information:

	Not applicable

Item 6.	Exhibits and Reports on Form 8-K

		(a)  Exhibits - None.

		(b)  No reports on Form 8-K were filed during the quarter ended
       October 1, 1995.

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

                            November 14, 1995