Form 10-K
period 1995-12-31
PLASTI LINE INC /TN/
filed 1996-04-01
CIK 790966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           For the transition period from ___________ to ___________.

                        Commission file number 0-15214

                              PLASTI-LINE, INC.
            (Exact name of registrant as specified in its charter)

              TENNESSEE                             62-1218546
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                      623 E. EMORY ROAD
                        P.O. BOX 59043
                     KNOXVILLE, TENNESSEE                  37950-9043
             (Address of principal executive offices)      (Zip code)

      Registrant's telephone number, including area code:  (423) 938-1511

   Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------              ------------------------------------------
           NONE                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on March 14, 1996: $16,013,064.

Number of shares outstanding of each of the registrant's classes of
common stock as of March 14, 1996:   3,783,157

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement, dated March 18, 1996, and
Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

  The Index to Exhibits starts at page 15 of 222 sequentially numbered pages.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Plasti-Line, Inc., which was incorporated in Tennessee in 1984, is a leading producer of indoor and outdoor signs for corporate identification programs. These signs are used primarily at retail outlets of large national or regional companies such as automobile dealerships, gasoline stations, banks and fast food restaurants. Plasti-Line, Inc. designs, engineers and manufactures substantially all its products in Knoxville, Tennessee, Florence, Kentucky, Columbia, South Carolina, and Ontario, California. Plasti-Line, Inc. markets its products throughout the United States and, to a limited extent, in Canada. As used herein, the "Company" refers to Plasti-Line, Inc. and its subsidiaries unless the context requires otherwise.

The Company concentrates on providing a complete range of products and services to high-volume users in the automotive, fast food, petroleum, banking and other retail markets. The Company's manufacturing facilities in Knoxville, Tennessee, and Ontario, California serve this aspect of the business. The Company's subsidiary, American Sign and Marketing Services, Inc. ("American Sign"), in Florence, Kentucky, concentrates on production and marketing of small outdoor signs, indoor signs and menuboards.

ACQUISITION OF ASSETS

        On Nobember 1, 1995, the Company formed Carter-Miot as a wholly owned subsidiary. On November 2, 1995, Canter-Miot acquired certain assets of Carter-Miot Engineering Company, Inc. ("CM Engineering"), located in Columbia, South Carolina. Carter-Miot paid $4,450,000 in cash for these assets. These assets, which are described in the Current Report on Form 8-K dated
November 2, 1995 and amended on January 16, 1996, were used by CM Engineering, and continue to be used by the Company, in the production of indoor and outdoor signs for corporate identification programs.

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

PRINCIPAL CUSTOMERS

Since 1969, the Company's principal customers have been subsidiaries of General Motors Corporation ("General Motors"). General Motors accounted for approximately 19% of the Company's net sales in fiscal 1995. The loss of General Motors as a customer would have a material adverse effect on the Company if it were unable to compensate promptly for that loss by generating new business.

The Company's original contract for the supply of internally illuminated outdoor signs for the General Motors dealership sign program extended through December 31, 1990 with two automatic two year extensions if the Company maintained established performance levels. Both automatic extensions were granted to the Company as well as an extension through December 31, 1995. On December 7, 1995, the contract was extended on a month to month basis until an official awarding of the 1996 contract. The Company furnishes all services associated with the manufacture and installation of signs and replacement parts ordered by General Motors for approximately 9,000 participating dealerships. The contract is terminable on 30 days' notice by either party and is non-exclusive; however, the Company believes that it is currently the sole supplier for the General Motors dealership sign program. Signs are supplied for new dealerships, as replacements of signs at existing dealerships and in connection with moves to new locations. The Company provides General Motors with a 10-year limited warranty for defects in materials and workmanship, with the Company being obligated to repair or replace any defective product.

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

Although no authoritative ranking of the Company's industry is published, the Company believes that in 1995 it was the leading supplier of volume production signs and related services in the United States. Most of the Company's competition is from other suppliers, rather than from other products.

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

EMPLOYEES

The Company had a total of 1,160 full-time employees as of December 31, 1995 of which approximately 67.5 percent were employed under union contract.

PRODUCT BACKLOG

At December 31, 1995, booked orders believed to be firm amounted to approximately $18.3 million as compared with approximately $8.9 million at January 1, 1995. Products are shipped by the Company against customer delivery schedules, which generally call for delivery two to four months after the order is placed. The Company believes that substantially all of its product backlog at December 31, 1995 will be shipped before the end of its current fiscal year. In addition to firm product backlog, the Company has open commitments from a number of customers to supply products as required to meet their construction schedules. At the time such a customer gives the Company a release to ship signs to a particular location, the Company includes the products covered by the release in backlog and commences production or ships the items from inventory.

SEASONALITY

The Company's sales in fiscal 1995 exhibited some limited seasonality, with sales in the first quarter being the lowest and those in the fourth quarter the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customers' construction schedules and their pattern of sign purchases. Sales normally accelerate in the second, third and fourth quarters corresponding with accelerating construction schedules.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages, present positions and business experience of all Executive Officers of the Company. Officers are appointed to serve at the pleasure of the Board.


        NAME          AGE     PRESENT POSITION      BUSINESS EXPERIENCE
- --------------------  ---  -----------------------  --------------------
  James R. Martin     53   Chief Executive Officer  Chief Executive
                           Chairman of the Board    Officer of the
                           President                Company since 1992.
                                                     He has been the
                                                    Company's principal
                                                    stockholder since
                                                    1980.  He also
                                                    serves as a
                                                    director of First
                                                    American
                                                    Corporation, a bank
                                                    holding company in
                                                    Nashville,
                                                    Tennessee.

   John D. Burke      54   Chief Marketing Officer  Joined the Company
                           Executive Vice           in October 1995.
                           President                He has had
                                                    significant general
                                                    management, sales,
                                                    and marketing
                                                    leadership
                                                    positions at
                                                    General Foods,
                                                    Hershey, Nestle,
                                                    and Young &
                                                    Rubicam.

  Mark J. Deuschle    36   Chief Financial Officer  Chief Financial
                           Vice President of        Officer since July
                           Finance                  1992.  He joined
                           Treasurer                the Company in 1989
                           Secretary                serving as
                                                    Corporate
                                                    Controller and
                                                    Assistant
                                                    Secretary.  From
                                                    1985 until
                                                    employment with the
                                                    Company, he was
                                                    employed in
                                                    various capacities
                                                    by FMC
                                                    Corporation, a
                                                    diversified
                                                    international
                                                    manufacturing
                                                    company.

  C. Wayne Morris     52   Senior Vice President    Senior Vice
                           of Marketing             President of
                                                    Marketing since
                                                    February 1989.
                                                    From 1979 until his
                                                    employment with the
                                                    Company, Mr. Morris
                                                    was Vice President
                                                    of Field Sales for
                                                    the Consumer
                                                    Products Division
                                                    and subsequently
                                                    Vice President of
                                                    Sales for the
                                                    Industrial Products
                                                    Division of Black
                                                    and Decker Company.

Kathryn Coleman Wood  40   Vice President of        Vice President of
                           Human Resources          Human Resources
                                                    since August 1994.
                                                    From 1988 until
                                                    employment with the
                                                    Company, she was
                                                    Vice President of
                                                    Human Resources &
                                                    Support Services
                                                    for CTI, Inc., a
                                                    manufacturer of
                                                    medical imaging
                                                    equipment.

ITEM 2.  PROPERTIES

         The Company owns its corporate headquarters and manufacturing space in Knoxville which are housed in two buildings on 45 acres of land. One building contains approximately 23,000 square feet of office space. The other building contains approximately 325,000 square feet of manufacturing space. The facilities and equipment in Knoxville were financed in part with the proceeds of industrial revenue bonds issued on behalf of the Company and are collateralized by mortgages or liens. American Sign owns an approximately 230,000 square foot manufacturing and office facility in Florence, Kentucky. The Company owns an approximately

         170,000 square foot manufacturing and office facility in Centerville, Tennessee, at which operations ceased during 1992. The Company also rents approximately 40,000 square feet of manufacturing and office facility in Ontario, California and approximately 130,000 square feet in Columbia, South Carolina. The Company's equipment consists primarily of molds, vacuum forming equipment, computers and general office equipment. The Company believes its existing facilities and equipment are adequate for present and anticipated business.

ITEM 3.  LEGAL PROCEEDINGS

         On December 5, 1994, the Company and its subsidiary, American Sign, filed a complaint (the "Complaint") against Teledyne Industries, Inc. ("Teledyne") in Knoxville, Tennessee, in the United States District Court for the Eastern District of Tennessee, Northern Division. This litigation arose in connection with an agreement with Teledyne whereby Teledyne was designing and developing on behalf of the Company and American Sign a drive-through order verification product for fast food restaurants ("Horizon"). The Company and American Sign sought $650,000 plus interest from Teledyne plus additional amounts to be proven at trial in connection with their contract with Teledyne relating to Horizon design flaws. The Company and American Sign also sought a declaratory judgment against Teledyne stating that the Company and American Sign were not obligated to purchase any Horizon units.

         In connection with the complaint, on January 20, 1995 Teledyne filed a countersuit against the Company and American Sign in the United States District Court for the Eastern District of Tennessee, Northern Division seeking approximately $2,355,754 plus interest and additional amounts to be proven at trial. This counterclaim was based on the Horizon contract and related fraud and tortious interference claims.

         On January 8, 1996 a settlement agreement was reached for the purpose of compromising and settling all disputed claims. The agreement did not and shall not constitute an admission or inference that any conduct of the Company or Teledyne was wrongful, unlawful, negligent or violative of any federal or state statute or regulation or any common law. The settlement agreement requried Teledyne to make available to the Company all Horizon kits and for the Company to pay Teledyne a cash payment of $700,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of the 1995 fiscal year.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         This information is incorporated by reference from the inside back cover of the Company's 1995 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 6.  SELECTED FINANCIAL DATA

         This information is incorporated by reference from the inside front cover of the Company's 1995 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from pages 21-22 of the Company's 1995 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is incorporated by reference from pages 9-20 of the Company's 1995 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Information required under this Item with respect to Directors is incorporated by reference from pages 3-14 of the Company's Proxy Statement dated March 18, 1996. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

          Information with respect to this item may be found in the sections captioned "Executive Compensation" appearing on pages 7 through 8 of the Company's Proxy Statement dated March 18, 1996. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information is incorporated by reference from pages 13-14 of the Company's Proxy Statement dated March 18, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is incorporated by reference from page 12 of the Company's Proxy Statement dated March 18, 1996.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

14(a)(1). Financial Statements:  See index to Financial Statements and
          Financial Statement Schedules, page 11.

14(a)(2). Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules, page 11.

14(a)(3). Exhibits:  See Index to Exhibits, page 15.

14(b)       Reports on Form 8-K:

            A report on Form 8-K dated November 2, 1995 and amended on January 16, 1996 regarding the purchase of certain assets of Carter-Miot Engineering Co.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Dated:  4/1/96
                                     --------------
                               PLASTI-LINE, INC.


                              /s/ James R. Martin
                              --------------------
                                James R. Martin
                           (Chief Executive Officer)


Each person whose signature appears below hereby authorizes James R.
Martin and Mark J. Deuschle, and each of them, as attorneys-in-fact and agents, with full powers of substitution, to sign on his or her behalf, amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting to said attorney-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done on the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





SIGNATURES                            TITLE                   DATE
- --------------------------    -----------------------      -----------


/s/ James R. Martin                                         4/1/96
- --------------------------                                 -----------
James R. Martin               Chief Executive Officer
                              Chairman of the Board

/s/ Mark J. Deuschle                                        4/1/96
- --------------------------                                 -----------
Mark J. Deuschle              Vice President of Finance
                              Treasurer, Secretary
                              (Principal Financial and
                              Accounting Officer)
/s/ Howard L. Clark, Jr.                                    3/28/96
- --------------------------                                 -----------
Howard L. Clark, Jr.          Director


/s/ James G. Hanes, III                                     3/28/96
- --------------------------                                 -----------
James G. Hanes, III           Director


/s/ James A. Haslam, III                                    3/28/96
- --------------------------                                 -----------
James A. Haslam, III          Director


/s/ Donald F. Johnstone                                     3/28/96
- --------------------------                                 -----------
Donald F. Johnstone           Director


/s/ J. Hoyle Rymer                                          3/28/96
- --------------------------                                 -----------
J. Hoyle Rymer                Director


/s/ James F. Smith Jr.                                      3/28/96
- --------------------------                                 -----------
James F. Smith, Jr.           Director


/s/ H. Mitchell Watson, Jr.                                 3/28/96
- ---------------------------                                -----------
H. Mitchell Watson, Jr.       Director

                                PLAST-LINE, INC.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES




 1. Financial Statements                                                        Page Reference


                                                                                Annual Report to
                                                                                Stockholders
                                                                                ----------------

Consolidated statements of operations  for the years ended                             9
    December 31, 1995 (1995), January 1, 1995 (1994), and
    January 2, 1994 (1993)

Consolidated balance sheets at December 31, 1995 (1995) and                           10
    January 1, 1995 (1994)

Consolidated statements of stockholders' equity for the years ended                   11
    December 31, 1995 (1995), January 1, 1995 (1994), and
    January 2, 1994 (1993)

Consolidated statements of cash flow for the years ended                              12
    December 31, 1995 (1995), January 1, 1995 (1994), and
    January 2, 1994 (1993)

Notes to consolidated financial statements                                         13-20

Report of independent accountants                                                     20


2.   Financial Statement Schedules:
                                                                                Page Reference

                                                                                   Form 10-K
                                                                                   ---------
Schedules include:
    II - Valuation and Qualifying Accounts                                            12

    Report of the Company's independent public accountants with respect to            13
    the Financial Statement Schedules

    Schedules omitted - Schedules I, III, IV, and V are omitted as not applicable because the required conditions are not present.

                      PLASTI-LINE, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II

          Years ended December 31, 1995 (1995), January 1, 1995 (1994), and
                              January 2, 1994 (1993)
                                 (In thousands)



                                                           ADDITIONS
                                               BALANCE AT   CHARGED                       BALANCE AT
                                               BEGINNING      TO                            END OF
            DESCRIPTION                        OF PERIOD    EXPENSE      DEDUCTIONS         PERIOD
1995 Allowance for Doubtful Accounts            $213         $720(b)       $214(a)          $719
1994 Allowance for Doubtful Accounts            $122         $195          $104(a)          $213
1993 Allowance for Doubtful Accounts            $139         $177          $194(a)          $122

(a)  Write-offs, net of recoveries, of uncollectible accounts.

(b) Includes $350 thousand for the initial setup of the allowance for doubtful accounts for the Company's subsidiary Carter-Miot, Inc. This amount was not charged against expense.

                        INDEPENDENT ACCOUNTANTS' REPORT

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Plasti-Line, Inc.


Our report on the consolidated financial statements of Plasti-Line, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page
20 of the 1995 Annual Report to Stockholders of Plasti-Line, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 12 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/ Coopers & Lybrand L.L.P.
                                       COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 29, 1996

                        INDEPENDENT ACCOUNTANTS' CONSENT

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Plasti-Line, Inc. on Form S-8 of our report dated February 29, 1996, except for Note 7 as to which the date is March 8, 1996, on our audits of the consolidated financial statements and financial statement schedule of Plasti-Line, Inc. as of December 31, 1995 and January 1, 1994, and for each of the three years in the period ended December 31, 1995, which report is incorporated by reference in this Form 10-K.

                                 /s/ Coopers & Lybrand L.L.P.
                                     COOPERS & LYBRAND L.L.P.


Knoxville, Tennessee
March 29, 1996

                       PLASTI-LINE, INC. AND SUBSIDIARIES



                                 EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.




 EXHIBIT                                  DESCRIPTION                                     PAGE

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

10.3 (1)   Pre-Tax Savings and Profit Sharing Plan dated August 10, 1994.
           Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 1, 1995, File No. 0-15214.


 EXHIBIT                                  DESCRIPTION                                     PAGE

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

10.10 (1)  Supplemental Medical Plan.  Incorporated by reference to the Company's
           Registration Statement 33-4316 on Form S-1 dated March 20, 1986.

10.14      Agreement between Company and Local Union No 555, Sheet Metal Workers
           International Association dated February 4, 1995.  Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 1,
           1995, File No. 0-15214.

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


 EXHIBIT                                  DESCRIPTION                                     PAGE

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

10.31      Amendment dated May 5, 1992 to Supply Agreement between GM-DI Leasing
           Corporation and Plasti-Line, Incorporated by reference to the Company's
           Form 10-K for the fiscal year ended January 3, 1993, File No. 0-15214.

10.32*     Amendment dated  December 7, 1995 to Supply Agreement between GM-DI         19 to 22
           Leasing Corporation and Plasti-Line.


10.33*     Labor Agreement between American Sign & Marketing Services, Inc. and the    23 to 61
           American Sign & Marketing Services, Inc., Independent Union dated
           December 31, 1995.

10.34*     Revolving Credit and Term Loan Agreement between Plasti-Line, Inc. and      62 to 109
           Third National Bank of East Tennessee dated April 21, 1995.

10.35*     Revolving Credit Note between Plasti-Line, Inc. and Suntrust Bank of East   110 to 112
           Tennessee, N.A., dated October 24, 1995.

10.36*     Amended and Restated Revolving Credit Note between Plasti-Line, Inc. and    113 to 116
           Suntrust Bank of East Tennessee, N.A. dated November 2, 1995.

10.37*     First Amendment to Revolving Credit and Term Loan Agreement between         117 to 121
           Plasti-Line, Inc. and Suntrust Bank, East Tennessee, N.A. dated November
           2, 1995.

10.38*     Plasti-Line, Inc./Sheet Metal Workers Local Union 555 Retirement Savings    122 to 193
           Plan & Trust dated January 1, 1996.

13.0*      1995  Annual Report to Stockholders.                                        194 to 221

21.0       Plasti-Line, Inc. Subsidiaries.  Incorporated by reference to the
           Company's Registration Statement 33-4316 on Form S-1 dated March 20,
           1986.


23.0*      Consent of Experts                                                           14
           Consent of Coopers & Lybrand filed herewith
24.0*      Power of Attorney (contained on the signature page of this annual report).
27.0*      Financial date schedule (for SEC use only)                                   222

(1)  Plans and arrangements where executives receive compensation.