Form 10-Q
period 1996-03-31
PLASTI LINE INC /TN/
filed 1996-05-15
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          Form 10-Q

                         (Mark one)

(    X    )   Quarterly Report Under Section 13 or 15(d)  of
the Securities Exchange Act of 1934

            For the quarter ended March 31, 1996

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

                           Yes  X
                            No

As  of   May  8, 1996 there were 3,783,157 shares of  common
stock outstanding.

                           PART I

                           ITEM 1

                    FINANCIAL INFORMATION

                      PLASTI-LINE, INC.

            Consolidated Condensed Balance Sheets

     March 31, 1996 (1996) and December 31, 1995 (1995)

                       (in thousands)
       Assets                         1996       1995
                                   (Unaudited) (Audited)


Current assets:
  Cash and cash equivalents        $     10  $     10
  Receivables, net                   24,255    27,050
  Inventories                        33,000    31,564
  Prepaid expenses                    1,774     1,080
  Deferred income taxes               1,876     1,876

       Total current assets          60,915    61,580

Net property and equipment           13,634    13,854

Goodwill                              1,477     1,508

Other assets                            134       208

       Total Assets                $ 76,160  $ 77,150

See accompanying notes to consolidated condensed financial statements.

 Liabilities and Stockholders' Equity
                                        1996      1995
                                    (Unaudited) (Audited)

Current liabilities:
  Current installments of
    long-term debt                  $    745  $   1,723
  Accounts payable                    14,617     14,660
  Accrued liabilities                  7,401      5,704
  Income taxes payable                   449        708
  Customer deposits and
    deferred revenue                   5,640      5,673

       Total current liabilities      28,852     28,468

Long-term debt, excluding
  current installments                21,681     23,575
Deferred income taxes                  1,123      1,123
Deferred liabilities                      93         93

Stockholders' equity:
  Preferred stock, $.001 par value.
  Authorized 5,000,000 shares;
  issued none                              -          -
  Common stock, $.001 par value.
  Authorized 20,000,000 shares,
  issued 3,783,157 shares                  4          4
  Additional paid-in-capital           2,790      2,729
  Notes receivable, common stock        (169)      (169)
  Retained earnings                   21,786     21,327

       Total Stockholders' Equity     24,411     23,891

       Total Liabilities and
        Stockholders' Equity       $  76,160  $  77,150

See accompanying notes to consolidated condensed financial statements.

                      PLASTI-LINE, INC.

       Consolidated Condensed Statements of Operations
For the three months ended March 31,1996 (1996) and April 2, 1995 (1995)                       1995 (1995)

            (in thousands, except per share data)
                                       1995       1994

Net sales                         $  30,142  $  20,056
Cost of sales                        25,159     16,686

  Gross profit                        4,983      3,370

Selling, general, and
 administrative expenses              3,793      3,094

  Operating income                    1,190        276

Interest income                           -          -

Interest expense                        451        214

Income before income taxes              739         62

Income taxes                            281         34

Net income                          $   458   $     28

Net income per share                $  0.12   $   0.01

See accompanying notes to consolidated condensed financial statements.

                      PLASTI-LINE, INC.
       Consolidated Condensed Statements of Cash Flows
 Three months ended March 31, 1996 (1996) and April 2, 1995 (1995)
                         (Unaudited)
                       (in thousands)
                                             1996        1995
Cash flows from operating activities:
  Net income                             $    458    $     28
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Depreciation and amortization           515         402
      Loss on sale of investments
       in marketable securities                 -           6
      Provision for losses on
       accounts receivable                     52          (2)
      Decrease in net receivables           2,743       2,342
      Increase in inventories              (1,436)     (1,503)
      Decrease (increase) in
       prepaid expenses                      (694)         70
      Decrease in accounts payable            (43)       (133)
      Increase in accrued liabilities       1,702         857
      Decrease in other assets                 65           -
      Increase (decrease) in income
       taxes payable                         (259)         76
      Increase (decrease) in customer
       deposits and deferred revenue          (33)        256

      Net cash provided by
       operating activities                 3,070       2,399

Cash flows from investing activities:
   Purchases of property and equipment       (255)       (605)
   Investment in marketable securities          -           -
   Proceeds from the sale and maturity
    of investments                              -         593

      Net cash used by investing activities  (255)        (12)

Cash flows from financing activities:
   Net payments on line of credit          (2,860)     (2,401)
   Principal payments on long-term debt       (17)        (17)
   Proceeds from sales of common stock         62          18
   Payments of notes receivable -
    common stock                                0          13

      Net cash provided used by
       financing activities                (2,815)     (2,387)

Net increase in cash and cash equivalents       -           -

Cash and cash equivalents at
 beginning of year                             10          10

Cash and cash equivalents at
 end of period                           $     10    $     10

Supplemental disclosures of
 cash flow information:
   Cash paid during the period for:
      Interest                           $    463    $    203
      Income taxes                       $    259    $     13
   Noncash transactions:
      Amortization of compensation from
       restricted stock                  $      4    $     18

See accompanying notes to consolidated condensed financial statements.

                      PLASTI-LINE, INC.
    Notes to Consolidated Condensed Financial Statements

1.Condensed Consolidated Financial Statements

  The consolidated condensed balance sheet as of March 31, 1996, and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1996 and April 2, 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31,1996 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.Principles of Consolidation

  The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., and Carter-Miot, Inc. All significant intercompany accounts and transactions have been eliminated.

3.Inventories

  Inventories  consist  of  the  following:

                                 March 31, 1996    December 31, 1995
  (in thousands)
  Finished goods                   $  24,818           $  22,008
  Work-in-process                      2,787               4,289
  Raw materials                        7,458               7,330
  Less:  LIFO inventory reserve       (2,063)             (2,063)

  Total net inventory              $  33,000           $  31,564

  Inventories  are  stated at the lower-of-cost  or  market.
  Cost  is  determined  by  the  last-in,  first-out  method
  (LIFO).

4.Earnings Per Share

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

  The weighted average number of common and common stock equivalent shares outstanding at March 31, 1996 were 3,800,000.


                           ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Consolidated  results  of operations for  the  three  months
ended  March  31,  1996  (1996  Quarter)  compared  to   the
consolidated results of operations for the three months ended April 2, 1995 (1995 Quarter):

The Company's sales in the first quarter of 1996 increased 50% to $30,142,000 from $20,056,000 for the same period last year. First quarter 1996 sales were higher than prior year due to sales of $3,200,000 from our new subsidiary, Carter-Miot, Inc., as well as stronger volume across all of our businesses.

The  Company's gross profit margin during the  1996  Quarter
(16.5%)  was flat as compared to the margin during the  1995
Quarter (16.8%).

Selling,   general,   and   administrative   expenses   were
$3,793,000 for the 1996 Quarter versus $3,094,000 for the 1995 Quarter, a 22.6% increase. The increase is primarily due to the addition of our Carter-Miot subsidiary.

Operating  income was $1,190,000 and $276,000 for  the  1996 and 1995 Quarters, respectively. The increase in income was primarily related to the higher sales volume.

Net income for the quarter was $458,000 as compared to $28,000 for the first quarter of 1995. Net income per share for the quarter was $0.12 as compared to $0.01 for the first quarter of 1995.

Net  interest  expense increased to $451,000  for  the  1996
Quarter compared to $214,000 in the 1995 Quarter.
The increased expense was primarily the result of higher average debt balances.

Liquidity and Capital Resources

The Company had working capital of $30,063,000, a decrease of $1,049,000 from the amount of working capital at December 31, 1995. Funds of $3,070,000 were provided
by operating  activities.   Decreases in  receivables  was
the primary source of funds.

Investing activities used $255,000 as a result of property and equipment purchases. Financing activities used $2,815,000 primarily as a result of decreased net borrowings under the Company's line of credit during the 1996 Quarter.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for all planned operating and capital requirements.

Seasonality

The Company's sales exhibit limited seasonality , with sales in the first quarter generally being the lowest and fourth quarter sales the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases. Sales have normally accelerated in the second, third, and fourth quarters corresponding with accelerating construction schedules.


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

Item 5.                  Other Information:

Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits - None.

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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

                        May 15, 1996