Form 10-Q
period 1996-06-30
PLASTI LINE INC /TN/
filed 1996-08-14
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          Form 10-Q

                         (Mark one)

(    X    )   Quarterly Report Under Section 13 or 15(d)  of
the Securities Exchange Act of 1934

             For the quarter ended June 30, 1996

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

                           Yes  X
                           No

As of August 12, 1996 there were 3,784,657 shares of common stock outstanding.





                           PART I

                           ITEM 1

                    FINANCIAL INFORMATION

                      PLASTI-LINE, INC.

            Consolidated Condensed Balance Sheets

      June 30, 1996 (1996) and December 31, 1995 (1995)

                       (in thousands)

       Assets                                    1996      1995
                                                 ----      ----
                                             (Unaudited) (Audited)
Current assets:
  Cash and cash equivalents                  $     10  $     10
  Receivables, net                             22,349    27,050
  Inventories                                  30,169    31,564
  Prepaid expenses                              1,130     1,080
  Deferred income taxes                         1,876     1,876
                                               ------    ------
       Total current assets                    55,534    61,580

Net property and equipment                     13,457    13,854

Goodwill                                        1,454     1,508

Other assets                                      218       208
                                               ------    ------
       Total Assets                          $ 70,663  $ 77,150
                                               ======    ======


















See accompanying notes to consolidated condensed financial statements.













 Liabilities and Stockholders' Equity
                                                 1996      1995
                                                 ----      ----
                                             (Unaudited) (Audited)
Current liabilities:
  Current installments of long-term debt     $    745  $  1,723
  Accounts payable                             10,720    14,660
  Accrued liabilities                           5,642     5,704
  Income taxes payable                            877       708
  Customer deposits and deferred revenue        6,212     5,673
                                               ------    ------
       Total current liabilities               24,196    28,468

Long-term debt, excluding
 current installments                          20,149    23,575
Deferred income taxes                           1,123     1,123
Deferred liabilities                               93        93

Stockholders' equity:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares; issued none         -         -
  Common stock, $.001 par value.
   Authorized 20,000,000 shares, issued
   3,784,657 shares                                 4         4
  Additional paid-in-capital                    2,803     2,729
  Notes receivable, common stock                 (169)     (169)
  Retained earnings                            22,464    21,327
                                               ------    ------
       Total Stockholders' Equity              25,102    23,891
                                               ------    ------
       Total Liabilities and
       Stockholders' Equity                  $ 70,663  $ 77,150
                                               ======    ======












See accompanying notes to consolidated condensed financial statements.


                      PLASTI-LINE, INC.

       Consolidated Condensed Statements of Operations

            (in thousands, except per share data)

                         (Unaudited)

                           Three Months Ended           Six Months Ended
                     June 30, 1996  July 2, 1995  June 30, 1996  July 2, 1995
                     -------------  ------------  -------------  ------------

Net sales              $ 32,310       $ 22,512      $ 62,452       $ 42,568

Cost of sales            26,973         18,358        52,132         35,044
                         ------         ------        ------         ------
  Gross profit            5,337          4,154        10,320          7,524

Selling, general, and
 administrative
 expenses                 3,799          3,720         7,592          6,814
                         ------         ------        ------         ------
  Operating income        1,538            434         2,728            710

Interest income               3             12             5             12

Interest expense            449            230           902            445
                         ------         ------        ------         ------
Income before
 income taxes             1,092            216         1,831            277

Income taxes                415             96           696            130
                         ------         ------        ------         ------
Net income             $    677       $    120      $  1,135       $    147
                         ======         ======        ======         ======
Net income per share   $   0.18       $   0.03      $   0.30       $   0.04
                         ======         ======        ======         ======


















See accompanying notes to consolidated condensed financial statements.


                      PLASTI-LINE, INC.
       Consolidated Condensed Statements of Cash Flows
   Six months ended June 30, 1996 (1996) and July 2, 1995
                           (1995)
                         (Unaudited)
                       (in thousands)
                                                               1996      1995
                                                               ----      ----
Cash flows from operating activities:
  Net income                                               $  1,135  $    147
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                           1,061       804
      Loss on sale of investments in marketable securities        -         6
      Provision for losses on accounts receivable               114        24
      Decrease in net receivables                             4,587     2,104
      Decrease (increase) in inventories                      1,395    (4,107)
      Decrease (increase) in prepaid expenses                   (50)      208
      Decrease in other assets                                  (40)        -
      Increase (decrease) in accounts payable                (3,940)    1,463
      Increase (decrease) in accrued liabilities                (55)      573
      Increase  in income taxes payable                         169       158
      Increase  in customer deposits
          and deferred revenue                                  539     2,554
                                                             ------    ------
      Net cash provided (used) by operating activities        4,915     3,934
                                                             ------    ------
Cash flows from investing activities:
   Purchases of property and equipment                         (580)   (1,636)
   Proceeds from the sale and maturity of investments             -       593
                                                             ------    ------
        Net cash used by investing activities                  (580)   (1,043)
                                                             ------    ------
Cash flows from financing activities:
   Net payments on  line of credit                           (4,377)   (2,957)
   Principal payments on long-term debt                         (34)      (33)
   Proceeds from sales of common stock                           76        26
   Payments of notes receivable - common stock                    -        73
                                                             ------    ------
      Net cash provided (used) by financing activities       (4,335)   (2,891)
                                                             ------    ------
Net increase in cash and cash equivalents                         -         -

Cash and cash equivalents at beginning of year                   10        10
                                                             ------    ------
Cash and cash equivalents at end of period                 $     10  $     10
                                                             ======    ======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                             $    904  $    356
      Income taxes                                              588        25
   Noncash transactions:
      Amortization of compensation from restricted stock   $      7  $     24
                                                             ======    ======

See accompanying notes to consolidated condensed financial statements.

                      PLASTI-LINE, INC.
    Notes to Consolidated Condensed Financial Statements

1.Condensed Consolidated Financial Statements

  The consolidated condensed balance sheet as of June 30, 1996, and the consolidated condensed statements of operations for the three and six months ended June 30,
  1996 and July 2, 1995, and the consolidated condensed statements of cash flows for the six months ended June 30, 1996 and July 2, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

2.Principles of Consolidation

  The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., and Carter-Miot, Inc. All significant intercompany accounts and transactions have been eliminated.

3.Inventories

  Inventories consist of the following:
                                 June 30, 1996      December 31, 1995
                                 -------------      -----------------
  (in thousands)
  Finished goods                    $ 21,101             $ 22,008
  Work-in-process                      3,831                4,289
  Raw materials                        7,300                7,330
  Less:  LIFO inventory reserve       (2,063)              (2,063)
                                      ------               ------
  Total net inventory               $ 30,169             $ 31,564
                                      ======               ======

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

  The weighted average number of common and common stock equivalent shares outstanding at June 30, 1996, were 3,801,458.

                           ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

A.   Consolidated results of operations for the three months
ended  June  30,  1996  (1996  Quarter),  compared  to   the
consolidated results of operations for the three months ended July 2, 1995 (1995 Quarter):

The Company's sales in the second quarter of 1996 increased 43.5% to $32,310,000 from $22,512,000 for the same period last year. Second quarter 1996 sales were higher than prior year due to sales of $3,093,000 from our new subsidiary, Carter-Miot, Inc., as well as stronger volume across all of our businesses. Sales for the Company's Plasti-Line East operations were particularly stronger in the fast food and automotive customer groups.

The Company's gross profit margin during the 1996 Quarter (16.5%) was lower than the margin during the 1995 Quarter (18.5%). The decrease is primarily due to an unfavorable sales mix and unfavorable manufacturing performance at the Company's Knoxville and California plants

Selling, general, and administrative expenses were $3,799,000 for the 1996 Quarter versus $3,720,000 for the 1995 Quarter, a 2.1% increase. The increase is primarily due to the addition of our Carter-Miot subsidiary as well as the impact of the higher sales. Expenses decreased 4.8 percentage points versus the 1995 Quarter to 11.7% of sales.

Operating  income was $1,538,000 and $434,000 for  the  1996 and 1995 Quarters, respectively. The 254.4% increase is due to sales from our new subsidiary as well as the increase in sales volume

Net income for the quarter was $677,000 as compared to $120,000 for the second quarter of 1995. Net income per share for the quarter was $0.18 as compared to $0.03 for the second quarter of 1995.

Net  interest  expense increased to $446,000  for  the  1996
Quarter compared to $218,000 in the 1995 Quarter. This was primarily the result of higher average debt balances.

B. Consolidated results of operations for the six months ended June 30, 1996, as compared to the consolidated results of operations for the six months ended July 2, 1995:

Net sales were $62,452,000 for the first six months of 1996 as compared to $42,568,000 for the first six months of 1995, a 46.7% increase. The increase is due to sales from our new subsidiary, Carter-Miot, Inc., with $6,321,000 in 1996. In addition, all other business units recorded stronger sales. Sales volumes were particularly strong in the automotive and fast food customer groups of the Company's Plasti-Line East operations.

Cumulative gross profit as a percentage of sales at the end of the second quarter of 1996 (16.5%) is lower than the margin for the same period in 1995 (17.7%). The decrease is primarily a result of an unfavorable sales mix as well as unfavorable manufacturing performance at the Company's Knoxville and California plants.

Selling, general and administrative expenses for the first six months of 1996 were $7,592,000 as compared to $6,814,000 for the same period in 1995, an increase of 11.4%. The increase is due to the expenses of the Company's new subsidiary, Carter-Miot as well as the impact of higher sales volume. Selling, general and administrative expenses as a percentage of sales for 1996 is 12.2% as compared to 16.0% for 1995. The decrease is due to non-recurring expenses incurred in 1995 in regard to a company-wide business reengineering project which was finished in the fourth quarter of 1995.

Operating income for the first six months of 1996 was $2,728,000 as compared to $710,000 during the same period in 1995, an increase of $2,018,000. The increase is primarily due to higher sales.

Net interest expense increased to $897,000 for the first six months of 1996 as compared to $433,000 for the same period in 1995. This was primarily the result of higher average debt balances combined with higher variable interest rates in 1996.

Liquidity and Capital Resources

The Company has working capital of $31,338,000, a decrease of $1,774,000 from the amount of working capital at December 31, 1995, primarily due to a decrease in net receivables. Funds of $4,915,000 were provided by operating activities. Decreases in receivables was the primary source of funds.

Investing activities used $580,000 as a result of property and equipment purchases. Financing activities used $4,335,000 primarily as a result of decreased net borrowings under the Company's line of credit during the 1996 Quarter.

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

        a) Plasti-Line, Inc.'s 1996 Annual Meeting of Stockholders was held on April 16, 1996.

        b) Proxies were solicited by the Board of Directors pursuant to Regulation 14 under the Securities
        Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees for election to the Board of Directors listed in the proxy. The following nominees were elected to one-year terms on the Board of Directors:

                        Howard L. Clark, Jr.
                        James G. Hanes, III
                        James A. Haslam, III
                        Donald F. Johnstone
                        James R. Martin
                        J. Hoyle Rymer
                        James F. Smith, Jr.
                        H. Mitchell Watson, Jr.

        The vote on the election of the above was at least:

        For             3,188,068 shares
        Against                 - shares
        Abstain            93,754 shares
        Withheld          501,335 shares

        c) A proposal was made  to amend the 1991 Stock
        Incentive Program to increase the number of shares available for issue.

        The vote on the proposal was:

        For          2,828,065 shares
        Against        336,335 shares
        Abstain          1,810 shares
        Withheld       619,947 shares

The total number of shares of Plasti-Line, Inc. common stock, $.001 par value, outstanding as of March 14, 1996, the record date for the Annual Meeting was 3,783,157 shares.

        Item 5.  Other Information:

        Item 6.  Exhibits and Reports on Form 8-K

                 a)  Exhibits - None
                 b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PLASTI-LINE, INC.
                       Registrant


                    /s/  Mark J. Deuschle
                ---------------------------

                         Mark J. Deuschle
                      Vice-President of Finance
         (Authorized Officer and Principal Financial Officer)

                         August 13, 1996