Form 10-Q
period 1996-09-30
PLASTI LINE INC /TN/
filed 1996-11-13
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          Form 10-Q

                         (Mark one)

(    X    )   Quarterly Report Under Section 13 or 15(d)  of
the Securities Exchange Act of 1934

          For the quarter ended September 29, 1996

                             Or

(          )    Transition Report Pursuant to Section 13  or
15(d) of the Securities Exchange Act of 1934

  For the transition period from _______________ to _______________

----------------------------------------------------------------------------

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

-----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X
                           No

As  of   November 12, 1996  there were 3,785,157  shares  of
common stock outstanding.




                           PART I

                           ITEM 1

                    FINANCIAL INFORMATION

                      PLASTI-LINE, INC.

            Consolidated Condensed Balance Sheets

   September 29, 1996 (1996) and December 31, 1995 (1995)

                       (in thousands)

        Assets
        ------
                                       1996              1995
                                    ---------         --------
                                   (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents       $      10         $      10
  Receivables, net                   23,356            27,050
  Inventories                        28,476            31,564
  Prepaid expenses                      948             1,080
  Deferred income taxes               1,876             1,876
                                     ------            ------
       Total current assets          54,666            61,580

Net property and equipment           13,209            13,854

Goodwill                              1,428             1,508

Other assets                            212               208
                                     ------            ------
       Total Assets               $  69,515         $  77,150
                                     ======            ======














See accompanying notes to consolidated condensed financial statements.













 Liabilities and Stockholders' Equity
 ------------------------------------
                                       1996             1995
                                    ----------        ---------
                                    (Unaudited)       (Audited)

Current liabilities:
  Current installments of
   long-term debt                 $     745         $   1,723
  Accounts payable                   10,336            14,660
  Accrued liabilities                 6,395             5,704
  Income taxes payable                  896               708
  Customer deposits and
   deferred revenue                   7,539             5,673
                                     ------            ------
       Total current liabilities     25,911            28,468

Long-term debt, excluding current
 installments                        16,218            23,575
Deferred income taxes                 1,123             1,123
Deferred liabilities                     93                93

Stockholders' equity:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares;
   issued none                            -                 -
  Common stock, $.001 par value.
   Authorized 20,000,000 shares,
   issued 3,785,157 shares                4                 4
  Additional paid-in-capital          2,804             2,729
  Notes receivable, common stock       (139)             (169)
  Retained earnings                  23,501            21,327
                                     ------            ------
       Total Stockholders' Equity    26,170            23,891
                                     ------            ------
       Total Liabilities and
        Stockholders' Equity      $  69,515         $  77,150
                                     ======            ======
















See accompanying notes to consolidated condensed financial statements.


                              PLASTI-LINE, INC.

              Consolidated Condensed Statements of Operations

                   (in thousands, except per share data)

                               (Unaudited)                   (Unaudited)
                            Three Months Ended           Nine Months Ended
                        Sept.29,1996   Oct.1,1995   Sept.29,1996   Oct.1,1995
                        ------------   ----------   ------------   ----------
Net sales                 $  33,960   $   22,402     $   96,412   $   64,970

Cost of sales                27,797       18,560         79,929       53,604
                             ------       ------         ------       ------
 Gross profit                 6,163        3,842         16,483       11,366

Selling, general, and
  administrative expenses     4,074        3,448         11,666       10,262
                             ------       ------         ------       ------
 Operating income             2,089          394          4,817        1,104

Interest income                   3           12              7           24

Interest expense                419          204          1,320          649
                             ------       ------         ------       ------
Income before income taxes    1,673          202          3,504          479

Income taxes                    636           92          1,331          222
                             ------       ------         ------       ------
Net income                $   1,037    $     110       $  2,173    $     257
                             ======       ======         ======       ======
Net income per share      $    0.27    $    0.03       $   0.57    $    0.07
                             ======       ======         ======       ======


















See accompanying notes to consolidated condensed financial statements.

                             PLASTI-LINE, INC.
             Consolidated Condensed Statements of Cash Flows
    Nine months ended September 29, 1996 (1996) and October 1, 1995 (1995)
                               (Unaudited)
                              (in thousands)
                                                           1996       1995
                                                           ----       ----
Cash flows from operating activities:
  Net income                                          $   2,173  $     257
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                       1,616      1,210
      Loss on sale of investments in
       marketable securities                                  -          6
      Provision for losses on accounts receivable           169         53
      Decrease in net receivables                         3,525        697
      Decrease (increase) in inventories                  3,088     (8,362)
      Decrease in  prepaid expenses                         132        147
      Increase in other assets                              (41)         -
      Increase (decrease) in accounts payable            (4,324)       812
      Increase in accrued liabilities                       691      1,385
      Increase  in income taxes payable                     188        237
      Increase  in customer deposits
       and deferred revenue                               1,866      5,862
                                                         ------     ------
      Net cash provided (used) by operating activities    9,083      2,304
                                                         ------     ------
Cash flows from investing activities:
   Purchases of property and equipment                     (854)    (2,163)
   Proceeds from the sale and maturity of investments         -        593
                                                         ------     ------
      Net cash used by investing activities                (854)    (1,570)
                                                         ------     ------
Cash flows from financing activities:
   Net payments on  line of credit                       (8,289)      (793)
   Principal payments on long-term debt                     (46)       (49)
   Proceeds from sales of common stock                       70         26
   Payments of notes receivable - common stock               36         82
                                                          -----     ------
      Net cash used by financing activities              (8,229)      (734)
                                                         ------     ------
Net increase in cash and cash equivalents                     -          -

Cash and cash equivalents at beginning of year               10         10
                                                         ------     ------
Cash and cash equivalents at end of period            $      10  $      10
                                                         ======     ======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                        $   1,344  $     649
      Income taxes                                        1,109         37
   Noncash transactions:
      Amortization of compensation
       from restricted stock                          $       5  $      24
                                                         ======     ======

See accompanying notes to consolidated condensed financial statements.

                      PLASTI-LINE, INC.
    Notes to Consolidated Condensed Financial Statements

1.Condensed Consolidated Financial Statements

  The consolidated condensed balance sheet as of September 29, 1996, and the consolidated condensed statements of operations for the three and nine months ended September 29, 1996 and October 1, 1995, and the consolidated condensed statements of cash flows for the nine months ended September 29, 1996 and October 1, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 29, 1996, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended September 29, 1996, are not necessarily indicative of the operating results for the full year.

2.Principles of Consolidation

  The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., and Carter-Miot, Inc. All significant intercompany accounts and transactions have been eliminated.

3.Inventories

  Inventories consist of the following:

                                     September 29, 1996   December 31, 1995
                                     ------------------   -----------------
  (in thousands)
  Finished goods                         $  19,610           $  22,008
  Work-in-process                            4,168               4,289
  Raw materials                              6,761               7,330
  Less:  LIFO inventory reserve             (2,063)             (2,063)
                                            ------              ------
  Total net inventory                    $  28,476           $  31,564
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

  The weighted average number of common and common stock equivalent shares outstanding at September 29, 1996, were 3,803,375.

                           ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

A. Consolidated results of operations for the three months ended September 29, 1996 (1996 Quarter), compared to the consolidated results of operations for the three months ended October 1, 1995 (1995 Quarter):

The Company's sales in the third quarter of 1996 increased 51.6% to $33,960,000 from $22,402,000 for the same period last year. Higher sales to McDonald's, mainly due to the successful introduction of the Triview drive-thru menuboard system, combined with increased volumes to Burger King, represent the food service sales gains versus 1995. Automotive sales remain strong largely due to sales from the General Motors Chevrolet facilities identification program under which we are assisting in the reidentification of Chevrolet dealerships across the country.

The  Company's gross profit margin during the  1996  Quarter
(18.1%)  was higher than the margin during the 1995  Quarter
(17.2%).    The  increase is primarily due  to  a  favorable
sales mix combined with increased sales volume.

Selling, general, and administrative expenses were $4,074,000 for the 1996 Quarter versus $3,448,000 for the 1995 Quarter, a 18.2% increase. The increase is primarily due to the addition of our Carter-Miot subsidiary as well as the impact of the higher sales. Expenses decreased 3.4 percentage points versus the 1995 Quarter to 12.0% of sales.

Operating income was $2,089,000 and $394,000 for the 1996 and 1995 Quarters, respectively. Net income for the quarter was $1,037,000 as compared to $110,000 for the third quarter of 1995. Net income per share for the quarter was $0.27 as compared to $0.03 for the third quarter of 1995. The increases are primarily a result of higher sales.

Net  interest  expense increased to $416,000  for  the  1996
Quarter compared to $192,000 in the 1995 Quarter. This was primarily the result of higher average debt balances.

B. Consolidated results of of operations for the nine months ended September 29, 1996, as compared to the consolidated results of operations for the nine months ended October 1, 1995:

Net sales were $96,412,000 for the first nine months of 1996 as compared to $64,970,000 for the first nine months of 1995, a 48.4% increase. The increase is due to sales from our new subsidiary, Carter-Miot, Inc., as well as higher in the automotive and fast food customer groups of the Company's Plasti-Line East operations.

Cumulative gross profit as a percentage of sales at the end of the third quarter of 1996 (17.1%) is relatively flat compared to the margin for the same period in 1995 (17.5%). The slight decrease in margin percent to sales is primarily due to unfavorable manufacturing performance at the Company's Knoxville and California plants.

Selling, general and administrative expenses for the first nine months of 1996 were $11,666,000 as compared to
$10,262,000 for the same period in 1995, an increase of 13.7%.The increase is due to the expenses of the Company's new subsidiary, Carter-Miot, as well as the impact of higher sales volume. Selling, general and administrative expenses as a percentage of sales for 1996 is 12.1% as compared to 17.5% for 1995. The decrease in percent to sales is due to non-recurring expenses incurred in 1995 in regard to a company-wide business reengineering project which was finished in the fourth quarter of 1995.

Operating  income  for the first nine  months  of  1996  was
$4,817,000 as compared to $1,104,000 during the same  period
in  1995,  an  increase  of  $3,713,000.   The  increase  is
primarily due to higher sales.

Net interest expense increased to $1,313,000 for the first nine months of 1996 as compared to $625,000 for the same period in 1995. This was primarily the result of higher average debt balances.

Liquidity and Capital Resources

The Company has working capital of $28,755,000, a decrease of $4,357,000 from the amount of working capital at December 31, 1995, primarily due to decreases in net receivables and inventories. Funds of $9,083,000 were provided by operating activities. Decreases in receivables and inventories were the primary source of funds.

Investing  activities used $854,000 as a result of  property
and   equipment   purchases.    Financing  activities   used
$8,229,000  primarily  as  a  result  of  payments  on   the
Company's line of credit.

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

        None

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits - None.

        (b) No reports on Form 8-K were filed during the quarter ended September 29, 1996.

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