Form 10-K
period 1996-12-31
PLASTI LINE INC /TN/
filed 1997-03-31
CIK 790966

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            __________

                            FORM 10-K
                            __________
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 29, 1996
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________.

                  Commission file number 0-15214

                        Plasti-Line, Inc.
      (Exact name of registrant as specified in its charter)

        Tennessee                                     62-1218546
(State or other jurisdiction of            (I.R.S. Employer Identification No)
incorporation or organization)


623 E. Emory Road, P.O. Box 59043, Knoxville, Tennessee        37950-9043
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [  ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on March 10, 1997: $12,913,247.

Number of shares outstanding of each of the registrant's classes
of common stock as of March 29,  1997:   3,806,797 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 29, 1996, and the registrant's Proxy Statement, dated March 18, 1997, are incorporated by reference into Parts II and III, respectively, of this Annual Report on Form 10-K.

                              PART I

ITEM 1.  BUSINESS

General

Plasti-Line, Inc. (the Company) was incorporated in the state of Tennessee in 1984. As used herein, the Company refers to
Plasti-Line, Inc. and its subsidiaries unless the context requires otherwise. The Company, has been in business since 1944, beginning as a small, privately owned company. The Company is an industry leader providing a complete range of retail communication products and services to customers in the automotive, food service, petroleum, financial services, and other retailing markets. The Company's expertise is the design, manufacture, installation, and maintenance of exterior, interior and on-premise signage and point-of-purchase products, integrated by a systematized product management capability. The Company designs, engineers and manufactures substantially all of its products in Knoxville, Tennessee, Florence, Kentucky, Columbia, South Carolina, and Ontario, California.

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

The Company's products are used by its customers primarily for brand identification of their retail outlets. For high-volume customers in the automotive, retail and food service markets, and to a lesser extent for petroleum customers, the Company produces a full package of signs used to identify a particular retail location with the corporate image known to consumers. A package may consist of many sign elements, including (i) road signs decorated with the customer's logo and colors and often built in a distinctive shape; (ii) high rise signs typically used for locations adjacent to interstate highways or in high traffic areas; (iii) menuboards with changeable copy areas and price mechanisms to enable fast food customers to identify and change their menus and prices; (iv) signs typically used by petroleum customers to provide on-site advertising of the prices of various products; (v) specialty lighting products that provide accent or decorative lighting, typically at fast food restaurants and gasoline stations; and (vi) illuminated fascia signage that is mounted on buildings for decoration and identification. For high-volume customers in the financial services market, in addition to the basic signage products, the Company focuses on all aspects of the customer's communication needs, from in-store merchandising kiosks, to creative ATM surround solutions.

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

Design Performance Group, the Company's retail design and merchandising services firm, offers turnkey retail design solutions with programs that include market research, graphic and environmental design, production, and installation.

Customers

The Company, for internal purposes, separates its business by customers into the following groupings: automotive, food services, financial services, petroleum, merchandising design, and general retail. For its automotive, financial services, retail, and food services customers, the Company typically provides a full range of products and services, including most or all of those described above. For the petroleum industry, the Company typically manufactures signs to the customer's specifications and ships them for installation by the customer's own subcontractors. Customer commitments vary by market segment and specific account. Commitments range from multi-year contracts with firm prices for all products and services, to specific orders for specific quantities at firm prices. From time to time, the Company is awarded large, one-time contracts by customers who are changing their name or image. These programs can create concentrated surges in volume.

Principal Customers

Since 1969, the Company's principal customers have been subsidiaries of General Motors Corporation (General Motors). General Motors accounted for approximately 22% of the Company's net sales in fiscal 1996. The loss of General Motors as a customer would have a material adverse effect on the Company if it were unable to compensate promptly for that loss by generating new business.

The Company, on February 25, 1997, announced the signing of a new contract for the supply of internally illuminated outdoor signs for the General Motors dealership sign program, as well as the administration of the sign program for over 8,000 car dealerships in the United States. This program accounted for approximately 11% of the Company's sales in 1996. The Company furnishes all services associated with the manufacture and installation of signs and replacement parts ordered by General Motors. The contract is terminable on 30 days' notice by General Motors and is non-exclusive; however, the Company believes that it is currently the sole supplier for the General Motors dealership sign program. Signs are supplied for new dealerships, as replacements of signs at existing dealerships and in connection with moves to new locations. The Company provides General Motors with a 10-year limited warranty for defects in materials and workmanship, with the Company being obligated to repair or replace any defective product.

Additionally,   11%  of  the  Company's  sales  in  1996  were  to
McDonald's Corporation  (McDonald's)  and its  franchises.
The Company is not the sole supplier to this customer.

Marketing

Products and services are marketed on a direct basis and through sales representatives throughout the United States. The Company's principal marketing focus is on companies with many retail outlets requiring substantial numbers of signs. This type of business enables the Company to maintain economic production runs, and increases the opportunity to provide a full range of services.

Marketing opportunities are generated by the construction of new facilities, acquisition of existing locations requiring re-identification, addition of signage at existing locations, design of a new image requiring re-identification of all facilities and replacement of parts damaged by storms, vandalism and accidents.

The Company is also investing in improving the Research and Development function in an effort to develop marketing opportunities and better serve customer needs. This initiative is focused on developing a new generation of products that are distinctive, customer-focused and add to our total offering of products.

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

Although no authoritative ranking of the Company's industry is published, the Company believes that in 1996 it was the leading supplier of volume production signs and related services in the United States. Most of the Company's competition is from other suppliers, rather than from other products.

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

Employees

The Company had a total of 1,003 full-time employees as of December 29, 1996 of which approximately 51.8 percent were employed under union contract.

Product Backlog

At December 29, 1996, booked product orders believed to be firm amounted to approximately $19.0 million as compared with approximately $18.3 million at December 31, 1995. Products are shipped by the Company against customer delivery schedules, which generally call for delivery one month after the order is placed. The Company believes that substantially all of its product backlog at December 29, 1996 will be shipped before the end of its current fiscal year. In addition to firm product backlog, the Company has open commitments from a number of customers to supply products as required to meet their construction schedules. At the time such a customer gives the Company a release to ship signs to a particular location, the Company includes the products covered by the release in backlog and commences production or ships the items from inventory.

Seasonality

The Company's sales in fiscal 1996 exhibited some limited seasonality, with sales in the first quarter being the lowest and those in the fourth quarter the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customers' construction schedules and their pattern of sign purchases. Sales normally accelerate in the second, third and fourth quarters corresponding with accelerating construction schedules.

Executive Officers of the Company

The following table sets forth the names, ages, present positions and business experience of all Executive Officers of the Company. Officers are appointed to serve at the pleasure of the Board.

--------------------------------------------------------------------
        Name         Age Present Position    Business Experience

--------------------------------------------------------------------
--------------------------------------------------------------------
James R. Martin      53  Chairman          Chief Executive  Officer
                         Chief Executive   of  the  Company   since
                         Officer           1992.  He has  been  the
                                           Company's      principal
                                           stockholder        since
                                           1980.   He  also  serves
                                           as a  director  of First
                                           American Corporation,  a
                                           bank holding  company in
                                           Nashville, Tennessee.

--------------------------------------------------------------------
--------------------------------------------------------------------
F. Joseph Brang      57  Vice President -  Joined  the  Company  in
                         Operations        December   1996.   Prior
                                           to joining the  Company,
                                           he   was   the   General
                                           Manager      of     U.S.
                                           Operations   of  Philips
                                           Consumer Electronics Co.

--------------------------------------------------------------------
--------------------------------------------------------------------
John D. Burke        55  Chief Marketing   Joined  the  Company  in
                         Officer           October   1995.  He  has
                         Executive Vice    had significant  general
                         President         management,  sales,  and
                                           marketing     leadership
                                           positions   at   General
                                           Foods, Hershey,  Nestle,
                                           and Young & Rubicam.

--------------------------------------------------------------------
--------------------------------------------------------------------
Mark J. Deuschle     37  Chief Financial   Chief Financial  Officer
                         Officer           since  July   1992.   He
                         Vice President    joined  the  Company  in
                         of Finance        1989      serving     as
                         Treasurer         Corporate     Controller
                         Secretary         and            Assistant
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

--------------------------------------------------------------------
--------------------------------------------------------------------
Kathryn Coleman Wood 41  Vice President    Vice  President of Human
                         of Human          Resources  since  August
                         Resources         1994.  From  1988  until
                                           employment    with   the
                                           Company,  she  was  Vice
                                           President    of    Human
                                           Resources    &   Support
                                           Services for CTI,  Inc.,
                                           a    manufacturer     of
                                           medical          imaging
                                           equipment.
--------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Company owns its corporate headquarters and manufacturing space in Knoxville, Tennessee which are housed in two buildings on 45 acres of land. One building contains approximately 23,000 square feet of office space. The other building contains approximately 325,000 square feet of manufacturing space. The facilities and equipment in Knoxville were financed in part with the proceeds of industrial revenue bonds issued on behalf of the Company and are collateralized by mortgages or liens. American Sign owns an office facility and manufacturing space in Florence, Kentucky which is approximately 230,000 square feet. The Company owns a manufacturing and office facility in

Centerville, Tennessee, which is approximately 170,000 square feet, at which operations ceased during 1992. The Company also rents a manufacturing and office facility in Ontario, California which is approximately 56,000 square feet, and a manufacturing and office facility in Columbia, South Carolina which is approximately 130,000 square feet. The Company's equipment consists primarily of molds, vacuum forming equipment, computers and general office equipment.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of the 1996 fiscal year.

                             PART II


ITEM 5.  MARKET  FOR   REGISTRANT'S   COMMON  EQUITY  AND  RELATED
         STOCKHOLDER MATTERS

This information is incorporated herein by reference to page 30 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated herein by reference to page 3 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This information is incorporated herein by reference to pages 27-28 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated herein by reference to pages 13-25 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.0.

ITEM 9.  CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required under this Item with respect to Directors is incorporated herein by reference to pages 2-14 of the Company's Proxy Statement dated March 18, 1997. Information about Executive Officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found in the sections captioned "Executive Compensation" appearing on pages 6-7 of the Company's Proxy Statement dated March 18, 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
         MANAGEMENT

This information is incorporated herein by reference to pages 13-14 of the Company's Proxy Statement dated March 18, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated herein by reference to page 12 of the Company's Proxy Statement dated March 18, 1997.

                             PART IV


ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON
         FORM 8-K

14 (a) (1).
         Financial Statements: See index to Financial Statements and Financial Statement Schedules, page 8.

14 (a) (2).
         Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules, page 8.

14 (a) (3).
         Exhibits:  See Index to Exhibits, page 10.

14 (b)   Reports on Form 8-K:

         None

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        PLASTI-LINE, INC.



                     By: /s/James R. Martin
                         ------------------
                         James R. Martin
                    (Chief Executive Officer)

                     Dated: 3/31/97
                            -------

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


Signatures                   Title                 Date


/s/James R. Martin                                3/31/97
James R. Martin         Chief Executive Officer
                        Chairman of the Board


/s/ Mark J. Deuschle                              3/31/97
Mark J. Deuschle        Vice President of Finance
                        Treasurer, Secretary
                        (Principal Financial and
                         Accounting Officer)


Howard L. Clark, Jr.    Director




James G. Hanes, III     Director




James A. Haslam, III    Director



/s/Donald F. Johnstone                            3/24/97
Donald F. Johnstone     Director



/s/J. Hoyle Rymer                                 3/24/97
J. Hoyle Rymer          Director



/s/James F. Smith, Jr.                            3/24/97
James F. Smith, Jr.     Director



/s/H. Mitchell Watson, Jr.                        3/25/97
H. Mitchell Watson, Jr. Director

                         PLAST-LINE, INC.
                INDEX TO FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES

1. Financial Statements                               Page Reference


                                                  Annual Report to Stockholders

Consolidated statements of operations                         13
  for the years ended December 29, 1996 (1996),
                      December 31, 1995 (1995),
                  and January 1, 1995 (1994),

Consolidated balance sheets at December 29, 1996 (1996)       14
 and December 31, 1995 (1995)

Consolidated statements of stockholders' equity for the       15
 years ended December 29, 1996 (1996), December 31, 1995
 (1995), and January 1, 1995 (1994),

Consolidated statements of cash flow for the years ended      16
   December 29, 1996 (1996), December 31, 1995 (1995), and
   January 1, 1995 (1994),

Notes to consolidated financial statements                 17-25

Report of independent accountants                             26


2. Financial Statement Schedules:                        Form 10-K

Schedules include:

   Schedules omitted - Schedules I, II, III, IV, and V are omitted as not applicable because the required conditions are not present.

                CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Plasti-Line, Inc. on Form S-8 of our report dated February 18, 1997, on our audits of the consolidated financial statements and financial statement schedule of Plasti-Line, Inc. as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996, which report is incorporated by reference in this Form 10-K.

                                          /S/ COOPERS & LYBRAND L.L.P.
                                          COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
March 26, 1997

                PLASTI-LINE, INC. AND SUBSIDIARIES
                          EXHIBIT INDEX

Exhibits  marked  with  an  asterisk  are  filed   herewith.   The
remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.


----------------------------------------------------------------------
 Exhibit                      Description
----------------------------------------------------------------------
----------------------------------------------------------------------
3.1      Amended  and  Restated   Articles  of   Incorporation.
         Incorporated    by   reference   to   the    Company's
         Registration  Statement  33-4316  on  Form  S-1  dated
         March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------
3.1.1    Articles  of  Amendment   to  Company's   Amended  and
         Restated Articles of Incorporation. Incorporated by reference to the Company's Registration Statement
         33-4316 on Form S-1 dated March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------
3.1.2    Articles   of    Amendment    to   the   Articles   of
         Incorporation  of  Plasti-Line,  Inc.  filed April 21,
         1988.  Incorporated  by  reference  to  the  Company's
         10-K for the fiscal year ended  January 1, 1989,  File
         No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
3.2      Company's    Bylaws   (as   Amended   and   Restated).
         Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1993, File No.
         0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
4.2      Loan  Agreement,   dated  November  1,  1989,  between
         Industrial Development Board of the County of Knox and Plasti-Line, Inc. Incorporated by reference to the Company's Form 10-K for the fiscal year ended
         December 31, 1989, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
4.3      Indenture  of Trust,  dated  November 1, 1989  between
         Industrial  Development  Board of the  County  of Knox
         and   First   American   National   Bank,   Knoxville,
         Tennessee.    Incorporated   by   reference   to   the
         Company's   Form  10-K  for  the  fiscal   year  ended
         December 31, 1989, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
4.4      Deed of Trust,  Security  Agreement and  Assignment of
         Leases,   dated  as  of   November   1,   1989,   from
         Plasti-Line,   Inc.  (the  "Borrower")  to  Joseph  P.
         Congleton  (the  "trustee"),  for the benefit of First
         American   National   Bank,   Knoxville,    Tennessee.
         Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No.
         0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
4.5      Pledge and Security Agreement,  dated November 1, 1989
         between Plasti-Line,  Inc. and First American National
         Bank,    Knoxville,    Tennessee.    Incorporated   by
         reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
4.6      Reimbursement   Agreement,   dated  November  1,  1989
         between Plasti-Line,  Inc. and First American National
         Bank,    Knoxville,    Tennessee.    Incorporated   by
         reference to the Company's Form 10-K for the fiscal year ended December 31, 1989, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.5 (1) Plasti-Line,  Inc.  Employee's  Health Plan dated July
         1, 1991.  Incorporated  by reference to the  Company's
         Form 10-K for the fiscal year ended December 29, 1991, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
 Exhibit                      Description
----------------------------------------------------------------------
----------------------------------------------------------------------
10.8 (1) Form    of    Deferred     Compensation     Agreement.
         Incorporated    by   reference   to   the    Company's
         Registration  Statement  33-4316  on  Form  S-1  dated
         March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.9 (1) Health Care Plan Trust  Agreement  dated  December 15,
         1982.  Incorporated  by  reference  to  the  Company's
         Registration  Statement  33-4316  on  Form  S-1  dated
         March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.10 (1)Supplemental Medical Plan. Incorporated by reference to the Company's Registration Statement 33-4316 on
         Form S-1 dated March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.14    Agreement  between  Company  and  Local  Union No 555,
         Sheet Metal Workers  International  Association  dated
         February 4, 1995. Incorporated by reference to the Company's Form 10-K for the fiscal year ended January
         1, 1995, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.26    Amended  and  Restated   Retirement   and   Disability
         Program for  Plasti-Line,  Inc.  effective  January 1,
         1989.  Incorporated  by  reference  to  the  Company's
         Form 10-K for the fiscal year ended December 31, 1989, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.27 Amendment Number 1, effective February 3, 1990, to the Retirement and Disability Program dated January
         1, 1989.  Incorporated  by reference to the  Company's
         Form 10-K for the fiscal year ended December 30, 1990, File No. 0-15214.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.33    Labor  Agreement  between  American  Sign &  Marketing
         Services,  Inc.  and  the  American  Sign &  Marketing
         Services,  Inc.,  Independent Union dated December 31,
         1995.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.38    Plasti-Line,  Inc./Sheet Metal Workers Local Union 555
         Retirement Savings Plan & Trust dated January 1, 1996.

----------------------------------------------------------------------
----------------------------------------------------------------------
10.39*   Amended  and   Restated   Credit   Agreement   between
         Plasti-Line,  Inc. and Suntrust Bank,  East Tennessee,
         N.A. dated April 30, 1996

----------------------------------------------------------------------
----------------------------------------------------------------------
10.40*   First  Modification   Agreement  between  Plasti-Line,
         Inc. and Suntrust  Bank,  East  Tennessee,  N.A. dated
         July 22, 1996

----------------------------------------------------------------------
----------------------------------------------------------------------
10.41*   Amended and  Restated  Revolving  Credit Note  between
         Plasti-Line,  Inc. and Suntrust Bank,  East Tennessee,
         N.A. dated April 30, 1996

----------------------------------------------------------------------
----------------------------------------------------------------------
10.42*   Amended  and  Restated   Security   Agreement  between
         Plasti-Line,  Inc. and Suntrust Bank,  East Tennessee,
         N.A. dated April 30, 1996

----------------------------------------------------------------------
----------------------------------------------------------------------
10.43* Supply Agreement between GM-DI Leasing Corporation and Plasti-Line, Inc. dated February 24, 1997

----------------------------------------------------------------------
----------------------------------------------------------------------
13.0*    1996  Annual Report to Stockholders.

----------------------------------------------------------------------
----------------------------------------------------------------------
21.0     Plasti-Line,   Inc.   Subsidiaries.   Incorporated  by
         reference  to  the  Company's  Registration  Statement
         33-4316 on Form S-1 dated March 20, 1986.

----------------------------------------------------------------------
----------------------------------------------------------------------

23.0*    Consent of Experts
         Consent of Coopers & Lybrand filed herewith

----------------------------------------------------------------------
----------------------------------------------------------------------
24.0* Power of Attorney (contained on the signature page of this annual report).

----------------------------------------------------------------------
----------------------------------------------------------------------

Exhibit                      Description
----------------------------------------------------------------------
----------------------------------------------------------------------
27.0*    Financial date schedule (for SEC use only)
----------------------------------------------------------------------

(1)   Plans   and   arrangements    where    executives    receive
compensation.