Form 10-Q
period 1997-03-30
PLASTI LINE INC /TN/
filed 1997-05-14
CIK 790966

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                ---------------

                                   Form 10-Q

                                ---------------

(Mark One)

(  X  )  Quarterly   Report  Pursuant to Section 13 or 15(d) of  the  Securities
Exchange Act of 1934

                     For the quarter ended March 30, 1997

                                      Or

(     ) Transition   Report   Pursuant   to   Section   13  or   15(d)   of  the
Securities Exchange Act of 1934

       For the transition period from _______________ to _______________


-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X
                                      No

As of  May 14, 1997, there were 3,813,797 shares of common stock outstanding.

-------------------------------------------------------------------------------

PART I

ITEM 1 FINANCIAL INFORMATION

                               PLASTI-LINE, INC.

                     Consolidated Condensed Balance Sheets

                      March 30, 1997 and December 29, 1996

                                (in thousands)
        Assets                              Mar. 30, 1997  Dec. 29, 1996
        ------                                     ----          ----
                                               (Unaudited)    (Audited)

Current assets:
   Cash and cash equivalents                    $     10      $     10
   Receivables, net                               15,464        22,870
   Inventories                                    26,902        27,331
   Prepaid expenses                                1,238           754
   Deferred income taxes                           1,337         1,337
                                                  ------        ------
        Total current assets                      44,951        52,302

Net property and equipment                        13,248        13,260

Goodwill                                           1,378         1,403

Other assets                                    $    322     $     279
                                                  ------        ------
        Total Assets                            $ 59,899     $  67,244
                                                  ======        ======

See accompanying notes to consolidated condensed financial statements.

  Liabilities and Stockholders' Equity        Mar. 30, 1997  Dec. 29, 1996
  ------------------------------------             ----          ----
                                               (Unaudited)    (Audited)
Current liabilities:
   Current installments of long-term debt       $    745      $    745
   Accounts payable                                6,081         8,096
   Accrued liabilities                             5,222         6,116
   Income taxes payable                              393            83
   Customer deposits and deferred revenue         14,003        11,509
                                                  ------        ------
        Total current liabilities                 26,444        26,549

Long-term debt, excluding current installments     4,297        12,220
Deferred income taxes                              1,196         1,196
Deferred liabilities                                  77            77

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; issued none                      -             -
   Common stock, $.001 par value.  Authorized
    20,000,000 shares, issued 3,811,797 shares         4             4
   Additional paid-in-capital                      2,868         2,859
   Notes receivable, common stock                   (126)         (136)
   Retained earnings                              25,139        24,475
                                                  ------        ------
        Total Stockholders' Equity                27,885        27,202
                                                  ------        ------
        Total Liabilities and
          Stockholders' Equity                  $ 59,899      $ 67,244
                                                  ======        ======

 See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.

                Consolidated Condensed Statements of Operations

          For the three months ended March 30, 1997 and March 31, 1996

                     (in thousands, except per share data)

                                  (Unaudited)
                                                        Mar.30,1997 Mar.31,1996
                                                            ----       ----
Net sales                                                $ 28,533   $ 30,142

Cost of sales                                              23,485     25,159
                                                           ------     ------
   Gross profit                                             5,048      4,983

Selling, general, and administrative expenses               3,758      3,793
                                                           ------     ------
   Operating income                                         1,290      1,190

Interest income                                                 2          -

Interest expense                                              186        451
                                                           ------     ------
Income before income taxes                                  1,106        739

Income taxes                                                  443        281
                                                           ------     ------
Net income                                               $    663   $    458
                                                           ======     ======
Net income per share                                     $   0.17   $   0.12
                                                           ======     ======

See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
                Consolidated Condensed Statements of Cash Flows
              Three months ended March 30, 1997 and March 31, 1996
                                 (in thousands)
                                  (Unaudited)
                                                       Mar.30,1997  Mar.31,1996
                                                            ----       ----
Cash flows from operating activities:
   Net income                                            $    663   $    458
   Adjustments to reconcile net income to net
     cash provided
     by operating activities:
       Depreciation and amortization                          596        515
       Provision for losses on accounts receivable              -         52
       Decrease in net receivables                          7,406      2,743
       Decrease (increase) in inventories                     429     (1,436)
       Increase in prepaid expenses                          (484)      (694)
       Decrease in accounts payable                        (2,015)       (43)
       Increase (decrease) in accrued liabilities            (894)     1,702
       Decrease (increase) in other assets                    (63)        65
       Increase (decrease) in income taxes payable            310       (259)
       Increase (decrease) in customer deposits
           and deferred revenue                             2,494        (33)
                                                           ------     ------
       Net cash provided  by operating activities           8,442      3,070
                                                           ------     ------
Cash flows from investing activities:
    Purchases of property and equipment                      (539)      (255)
                                                           ------     ------
       Net cash used by investing activities                 (539)      (255)
                                                           ------     ------
Cash flows from financing activities:
    Principal payments on long-term debt                   (7,923)    (2,877)
    Proceeds from sales of common stock                        10         62
    Payments of notes receivable - common stock                10          -
                                                           ------     ------
       Net cash used by financing activities               (7,903)    (2,815)
                                                           ------     ------
Net increase in cash and cash equivalents                       -          -

Cash and cash equivalents at beginning of year                 10         10
                                                           ------     ------
Cash and cash equivalents at end of period               $     10   $     10
                                                           ======     ======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                          $    198   $    463
       Income taxes                                           132        259
                                                           ======     ======
    Noncash transactions:
       Amortization of compensation from
        restricted stock                                 $      1   $      4
                                                           ======     ======

See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
             Notes to Consolidated Condensed Financial Statements

1.  Condensed  Consolidated  Financial  Statements

The consolidated condensed balance sheet as of March 30, 1997, and the consolidated condensed statements of operations and cash flows for the three months ended March 30, 1997 and March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended March 30, 1997, are not necessarily indicative of the operating results for the full year.

2. Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., and Plasti-Line Columbia, Inc. All significant intercompany accounts and transactions have been eliminated.

3. Inventories

   Inventories consist of the following:      March 30, 1997  December 29, 1996
                                              --------------  -----------------
   (in thousands)
   Finished goods                                  $  21,309    $  20,006
   Work-in-process                                     3,244        4,397
   Raw materials                                       5,735        6,314
                                                      ------       ------
                                                      30,288       30,717
   Less:  LIFO inventory reserve                      (3,386)      (3,386)
                                                      ------       ------
   Total net inventory                             $  26,902    $  27,331
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

The weighted average number of common and common stock equivalent shares outstanding at March 30, 1997 were 3,826,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated results of operations for the three months ended March 30, 1997 (1997 Quarter) compared to the consolidated results of operations for the three months ended March 31, 1996 (1996 Quarter):

The Company's sales in the first quarter of 1997 decreased 5.3% to $28,533,000 from $30,142,000 for the same period last year. First quarter 1997 sales were lower than prior year primarily due to the timing of new program start-up and reimage activity in 1997.

The Company's gross profit margin during the 1997 Quarter (17.7%) was higher as compared to the margin during the 1996 Quarter (16.5%). The increase was primarily the result of manufacturing cost reductions, as well as a favorable sales mix with strong margins from both automotive and financial services customers.

Selling, general, and administrative expenses were $3,758,000 for the 1997 Quarter versus $3,793,000 for the 1996 Quarter, a $35,000 decrease. Increased research and development costs were offset by lower selling, general, and administrative expenses. Expenses as a percent of sales increased slightly to 13.2% for the 1997 Quarter from 12.6% in the 1996 Quarter.

Operating income was $1,290,000 and $1,190,000 for the 1997 and 1996 Quarters, respectively. The increase is primarily due to the higher gross profit discussed above.

Net interest expense decreased to $184,000 for the 1997 Quarter compared to $451,000 in the 1996 Quarter. Lower average net borrowings on the Company's line of credit resulted in the decrease.

Net income for the quarter was $663,000 as compared to $458,000 for the 1997 Quarter, an increase of 44.8%. Net income per share for the quarter was $0.17 as compared to $0.12 for the 1996 Quarter, an increase of 41.7%.

Liquidity and Capital Resources

The Company further strengthened its financial position by its continued management of receivables and inventories. As a result of the Company's continued focus on working capital management, the Company enjoyed strong cash flow during the quarter with long-term debt decreasing by $7.9 million from the end of 1996.

Cash flow provided from operations was $8,442,000 primarily due to a decrease of $7,246,000 from the amount of working capital at December 29, 1996. The decrease is primarily a result of a reduction in accounts receivable.

Investing  activities  used  $539,000  as a  result  of  capital  expenditures.
Financing activities used $7,923,000 primarily as a result of payments on the Company's line of credit.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes the cash generated from its operations and funds available under the existing line of credit are sufficient for planned operating and capital requirements.

In addition, the Company intends to finance a new manufacturing facility in Columbia, South Carolina, through the issuance of approximately $5.0 million in Industrial Revenue Bonds in 1997.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest and fourth quarter sales the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases. Sales have normally accelerated in the second, third, and fourth quarters, corresponding with accelerating construction schedules.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

       Not applicable.

Item 2. Changes in Securities

       Not applicable.

Item 3. Default Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits - None.

         (b) No reports on Form 8-K were filed during the quarter ended March 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.

By: /s/ Mark J. Deuschle
______________________________________

Name:   Mark J. Deuschle

Title:  Vice-President of Finance

Dated:  May 14, 1997