Form 10-Q
period 1997-06-29
PLASTI LINE INC /TN/
filed 1997-08-12
CIK 790966

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

                     For the quarter ended June 29, 1997

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

                                     Yes X
                                      No

As of  August 8, 1997, there were 3,813,797 shares of common stock outstanding.

-------------------------------------------------------------------------------

PART I

ITEM 1

FINANCIAL STATEMENTS

                               PLASTI-LINE, INC.

                     Consolidated Condensed Balance Sheets

                      June 29, 1997 and December 29, 1996

                                (in thousands)
        Assets                              June 29, 1997  Dec. 29, 1996
        ------                                     ----          ----
                                               (Unaudited)    (Audited)

Current assets:
   Cash and cash equivalents                    $     10      $     10
   Receivables, net                               17,744        22,870
   Inventories                                    24,504        27,331
   Prepaid expenses                                1,147           754
   Deferred income taxes                           1,337         1,337
                                                  ------        ------
        Total current assets                      44,742        52,302

Net property and equipment                        13,818        13,260

Goodwill                                           1,352         1,403

Other assets                                    $    290     $     279
                                                  ------        ------
        Total Assets                            $ 60,202     $  67,244
                                                  ======        ======

See accompanying notes to consolidated condensed financial statements.

  Liabilities and Stockholders' Equity        June 29, 1997  Dec. 29, 1996
  ------------------------------------             ----          ----
                                               (Unaudited)    (Audited)
Current liabilities:
   Current installments of long-term debt       $    745      $    745
   Accounts payable                                6,113         8,096
   Accrued liabilities                             4,655         6,116
   Income taxes payable                              578            83
   Customer deposits and deferred revenue         16,050        11,509
                                                  ------        ------
        Total current liabilities                 28,141        26,549

Long-term debt, excluding current installments     3,771        12,220
Deferred income taxes                              1,196         1,196
Deferred liabilities                                  94            77

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; issued none                      -             -
   Common stock, $.001 par value.  Authorized
    20,000,000 shares, issued 3,813,797 shares         4             4
   Additional paid-in-capital                      2,907         2,859
   Notes receivable, common stock                   (126)         (136)
   Retained earnings                              24,215        24,475
                                                  ------        ------
        Total Stockholders' Equity                27,000        27,202
                                                  ------        ------
        Total Liabilities and
          Stockholders' Equity                  $ 60,202      $ 67,244
                                                  ======        ======

 See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.

                Consolidated Condensed Statements of Operations

      For the three months and six months ended June 29, 1997 and June 30, 1996

                     (in thousands, except per share data)

                                  (Unaudited)

                      |----- Three months -----| |------ Six months ------|
                     June 29, 1997 June 30, 1996   June 29,1997 June 30,1996
                       ----           ----            -----        -----
Net sales                  $ 33,566   $ 32,310         $ 62,098   $ 62,452

Cost of sales                27,461     26,973           50,956     52,132
                             ------     ------           ------     ------
   Gross profit               6,105      5,337           11,142     10,320

Selling, general, and
  administrative expenses     4,284      3,799            8,031      7,592
                             ------     ------           ------     ------
   Operating income           1,821      1,538            3,111      2,728

Interest income                   1          -                3          -

Interest expense                187        446              372        897
                             ------     ------            -----      -----
Income before income taxes    1,635      1,092            2,742      1,831

Income taxes                    654        415            1,097        696
                             ------     ------            -----      -----
Net income                 $    981   $    677         $  1,645   $  1,135
                             ======     ======           ======    =======
Net income per share       $   0.26   $   0.17         $   0.43   $   0.30
                             ======     ======           ======    =======

See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
                Consolidated Condensed Statements of Cash Flows
               Six months ended June 29, 1997 and June 30, 1996
                                 (in thousands)
                                  (Unaudited)

                                                      June 29,1997  June 30,1996
                                                           ----         ----
Cash flows from operating activities:
   Net income                                            $  1,645   $  1,135
Adjustments to reconcile net income to net
     cash provided
     by operating activities:
       Depreciation and amortization                        1,165      1,061
       Loss on disposal of fixed assets                         3          -
       Provision for losses on accounts receivable             22        114
       Decrease in net receivables                          5,104      4,587
       Decrease (increase) in inventories                   2,827      1,395
       Increase in prepaid expenses                         ( 393)      ( 50)
       Increase in other assets                              ( 11)      ( 40)
       Decrease in accounts payable                        (1,983)    (3,940)
       Decrease in accrued liabilities                     (1,444)      ( 55)
       Increase in income taxes payable                       495        169
       Increase in customer deposits
           and deferred revenue                             4,541        539
                                                           ------     ------
       Net cash provided  by operating activities          11,971      4,915
                                                           ------     ------
Cash flows from investing activities:
    Purchases of property and equipment                    (1,675)      (580)
                                                           ------     ------
       Net cash used by investing activities               (1,675)      (580)
                                                           ------     ------
Cash flows from financing activities:
    Net payments on line of credit                         (8,428)    (4,377)
    Principal payments on long-term debt                     ( 22)      ( 34)
    Payment of dividends                                   (1,906)        -
    Proceeds from sales of common stock                        50         76
    Payments of notes receivable - common stock                10          -
                                                           ------     ------
       Net cash used by financing activities              (10,296)    (4,335)
                                                           ------     ------
Net increase in cash and cash equivalents                     -          -

Cash and cash equivalents at beginning of year                 10         10
                                                           ------     ------
Cash and cash equivalents at end of period               $     10   $     10
                                                           ======     ======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                          $    315   $    904
       Income taxes                                           602        588
                                                           ======     ======
    Noncash transactions:
       Amortization of compensation from
        restricted stock                                 $      1   $      7
                                                           ======     ======

See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
             Notes to Consolidated Condensed Financial Statements

1.  Condensed  Consolidated  Financial  Statements

The consolidated condensed balance sheet as of June 29, 1997, and the consolidated condensed statements of operations and cash flows for the six months ended June 29, 1997 and June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 29, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended June 29, 1997, are not necessarily indicative of the operating results for the full year.

2. Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., and Plasti-Line Columbia, Inc. All significant intercompany accounts and transactions have been eliminated.

3. Inventories

   Inventories consist of the following:      June 29, 1997  December 29, 1996
                                              --------------  -----------------
   (in thousands)
   Finished goods                                  $  19,818    $  20,006
   Work-in-process                                     2,734        4,397
   Raw materials                                       5,338        6,314
                                                      ------       ------
                                                      27,890       30,717
   Less:  LIFO inventory reserve                      (3,386)      (3,386)
                                                      ------       ------
   Total net inventory                             $  24,504    $  27,331
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

The weighted average number of common and common stock equivalent shares outstanding for the three and six months period ended June 29, 1997 were 3,833,000 and 3,835,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Consolidated results of operations for the three months ended June 29, 1997 (1997 Quarter) compared to the consolidated results of operations for the three months ended June 30, 1996 (1996 Quarter):

The Company's sales in the second quarter of 1997 increased 3.9% to $33,566,000 from $32,310,000 for the same period last year. The principal reason for the increase was increased volume in the financial services market.

The Company's gross profit margin during the 1997 Quarter (18.2%) was higher than the gross profit margin during the 1996 Quarter (16.5%). The margin improvement is due to manufacturing cost reductions as well as an improved sales mix.

Selling, general, and administrative expenses were $4,284,000 for the 1997 Quarter versus $3,799,000 for the 1996 Quarter, an increase of $485,000. This increase is due to an increase in new business development spending and completion of system conversions at our Columbia and Fontana locations. Selling, general, and administrative expenses as a percent of sales only increased a percentage point to 12.8% versus the 1996 quarter.

Operating income was $1,821,000 and $1,538,000 for the 1997 and 1996 Quarters, respectively. The 18.4% increase is due to the increased margins as well as a decrease in long-term debt which resulted in a corresponding $259,000 (58.1%) decrease in interest expense for the second quarter of 1997.

As a result of the improved margins and decreased interest expense, the Company's pre-tax income for the quarter improved to $1,635,000 from $1,092,000, a 49.7% increase over the comparable period of the preceding year. Income taxes are based on an estimated annual rate of 40.

B. Consolidated results of operations for the six months ended June 29, 1997, as compared to the consolidated results of operations for the six months ended June 30, 1996:

Net sales were down slightly at $62,098,000 for the first six months of 1997 as compared to $62,452,000 for the first six months of 1996.

Cumulative gross profit as a percentage of sales at the end of the second quarter of 1997 (17.9%) is higher than the margin for the same period in 1996 (16.5%). The margin improvement is due to manufacturing cost reductions as well as an improved sales mix.

Selling, general, and administrative expenses for the first six months of 1997 were $8,031,000 as compared to $7,592,000 for the same period in 1996, an increase of $439,000. This increase is due to an increase in new business development spending and completion of system conversions at our Columbia and Fontana locations. Selling, general, and administrative expenses as a percentage of sales for the first six months of 1997 was 12.9% as compared to 12.2% during the same period for 1996.

Operating income for the first six months of 1997 was $3,111,000 as compared to $2,728,000 during the same period in 1996, a 14% increase.

Net interest expense was $369,000 for the first six months of 1997 as compared to $897,000 for the same period in 1996. The decrease is primarily attributable to lower average net borrowings on the Company's line of credit.

As a result of the improved margins and decreased interest expense, the Company's pre-tax income for the first six months of 1997 improved to $2,742,000 from $1,831,000, a 49.8% increase over the comparable period of the preceding year. Income taxes are based on an estimated annual rate of 40.

Net income for the first six months of 1997 was $1,645,000 as compared to $1,135,000 for the first six months of 1996, a 44.9% increase. Net income per share was $0.43 for the first six months of 1997 versus $0.30 for the comparable period of the preceding year.

Liquidity and Capital Resources

The Company has continued its focus on asset management especially in the areas of inventories and receivables. The reductions in these areas along with increased customer deposits enabled the Company to reduce long-term debt by $8.4 million from the end of 1996 and pay a $1.9 million special one-time dividend.

Cash flow provided from operations was $11,971,000 primarily from reductions in inventories and receivbles. Investing activities used $1,675,000 as a result of capital expenditures. Financing activities used $10,296,000 primarily as a result of payments on the Company's line of credit.

The Company intends to finance a new manfacturing facility in Columbia, South Carolina, through the issuance of approximately $5.0 million in Industrial Revenue Bonds (Revenue Bonds) in 1997.

The Company's other future capital expenditures will relate to the acquisistion of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit and Revenue Bonds are sufficent for these operating and capital requirements.

Seasonality

The Company's sales reflect limited seasonality, with sales in the first quarter generally being the lowest and fourth quarter sales the highest. First quarter sales tend to be relatively lower because of weather constraints which slow down customer's construction schedules and their pattern of sign purchases. Sales have normally accelerated in the second, third, and fourth quarters, corresponding with accelerating construction schedules.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

       Not applicable.

Item 2. Changes in Securities

       Not applicable.

Item 3. Default Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a) Plasti-Line, Inc.'s 1997 Annual Meeting of Stockholders was held on April 8, 1997.

b) Proxies were solicited by the Board of Directors pursuant to Regulation
14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to teh Board's nominees for election to the Board of Directors listed in the proxy. The following nominees were elected to one-year terms on the Board of Directors:

                              Howard L. Clark, Jr.
                               James G. Hanes, III
                              James A. Haslam, III
                               Donald F.Johnstone
                                James R. Martin
                                 J. Hoyle Rymer
                               James F. Smith, Jr.
                             H. Mitchell Watson, Jr.

c) The vote on the  election  of the above was at least:

For                 2,987,222 shares
Against                     - shares
Withheld              261,175 shares

d) A proposal was made to amend the 1991 Stock Incentive Program (1991 Program) to increase the number of shares of the Company's Common Stock that are annually issued to non-employee directors under the 1991 Program from 500 to 1,000.

The vote on the proposal was:

For                 2,949,511 shares
Against               294,486 shares
Withheld                4,400 shares

The total number of shares of Plasti-Line Inc. Common Stock, $.001 par value, outstanding as of March 10, 1997, the record date for the Annual Meeting was 3,806,797 shares.

Item 5. Other Information

The Company announced on July 30, 1997 that its Board of Directors received a merger proposal from James R. Martin, Chairman of the Board and Chief Executive Officer of Plasti-Line. Under the terms of this proposal, Mr. Martin intends to form a new corporation, which may include as shareholders certain key management personnel of Plasti-Line, which intends to acquire all of the outstanding common stock of Plasti-Line not owned by such corporation at a price of $13.50 per share in cash.

The Board of Directors of Plasti-Line has authorized a special committee of independent directors to negotiate with the proposed acquiring corporation and to determinge whether to approve any such acquisition on behalf of the Board. There can be no assurance as to whether or not any transaction will occur or as to the timing or terms of any transaction.

Mr. Martin, who currently beneficially owns 46.4% of Plasti-Line's outstanding common stock, including shares issuable upon the exercise of certain stock options, has stated to the Board that he has no current intent to sell his shares of Plasti-Line common stock to a third party.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits - None.

         (b) No reports on Form 8-K were filed during the quarter ended June 29, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.

By: /s/ Mark J. Deuschle
______________________________________

Name:   Mark J. Deuschle

Title:  Vice-President of Finance

Dated:  August 11, 1997