Form 10-Q
period 1997-09-28
PLASTI LINE INC /TN/
filed 1997-11-05
CIK 790966

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   Form 10-Q

                                ---------------

                                   (Mark One)

      [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of  the
                       Securities Exchange Act of 1934

                    For the quarter ended September 28, 1997

                                       Or

      [     ]  Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

       For the transition period from                 to
                                      ---------------    ---------------

       -----------------------------------------------------------------

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

       -----------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X
                                      No

As of October 28, 1997, there were 3,820,092 shares of common stock outstanding.

       -----------------------------------------------------------------

PART I

ITEM 1 FINANCIAL INFORMATION

                               PLASTI-LINE, INC.
                     Consolidated Condensed Balance Sheets
                    September 28, 1997 and December 29, 1996
                                 (in thousands)

        Assets                                  Sept. 28, 1997  Dec. 29, 1996
        ------                                  --------------  -------------
                                                 (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                    $  4,325        $     10
   Receivables, net                               18,185          22,870
   Inventories                                    25,788          27,331
   Prepaid expenses                                  966             754
   Deferred income taxes                           1,337           1,337
                                                --------        --------
        Total current assets                      50,601          52,302

Net property and equipment                        14,489          13,260

Goodwill                                           1,327           1,403

Funds held by trustee                              3,724               -

Other assets                                         435             279
                                                --------        --------
        Total Assets                            $ 70,576        $ 67,244
                                                ========        ========

See accompanying notes to consolidated condensed financial statements.

  Liabilities and Stockholders' Equity          Sept. 28, 1997  Dec. 29, 1996
  ------------------------------------          --------------  -------------
                                                  (Unaudited)     (Audited)
Current liabilities:
   Current portion of long-term debt                  $   745         $   745
   Accounts payable                                     7,721           8,096
   Accrued liabilities                                  6,950           6,116
   Income taxes currently payable                         600              83
   Customer deposits and deferred revenue              16,187          11,509
                                                       ------          ------
        Total current liabilities                      32,203          26,549

Long-term debt, excluding current portion               8,791          12,220
Deferred income taxes                                   1,196           1,196
Deferred liabilities                                      208              77

Stockholders' equity:
   Preferred stock--$.001 par value, 5,000,000 shares
    authorized, none issued and outstanding                 -               -
   Common stock--$.001 par value, 20,000,000 shares
    authorized, issued and outstanding: 1997: 3,815,797;
    1996: 3,803,414                                         4               4
   Additional paid-in-capital                           2,922           2,859
   Notes receivable, common stock                        (124)           (136)
   Retained earnings                                   25,376          24,475
                                                      -------         -------
        Total Stockholders' Equity                     28,178          27,202
                                                      -------         -------
        Total Liabilities and
        Stockholders' Equity                          $70,576         $67,244
                                                      =======         =======

     See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
                Consolidated Condensed Statements of Operations
  For the three months and nine months ended Sept. 28, 1997 and Sept. 29, 1996
                     (in thousands, except per share data)
                                  (Unaudited)


                           ----- Three months -----        ------ Nine months ------
                        Sept. 28, 1997  Sept. 29, 1996  Sept. 28, 1997   Sept. 29, 1996
                        --------------  --------------  --------------   --------------
Net sales                   $ 32,263       $ 33,960        $ 94,361         $ 96,412

Cost of sales                 26,254         27,797          77,212           79,929
                            --------       --------        --------         --------
   Gross profit                6,009          6,163          17,149           16,483

Selling, general,
 and administrative            3,989          4,074          12,019           11,666
                            --------       --------        --------         --------
   Operating income            2,020          2,089           5,130            4,817

Interest income                 (129)            (3)           (133)              (7)
Interest expense                 215            419             588            1,320
                            --------       --------        --------         --------
Income before income
 taxes                         1,934          1,673           4,675            3,504

Income taxes                     773            636           1,870            1,331
                            --------       --------        --------         --------
Net income                  $  1,161       $  1,037        $  2,805         $  2,173
                            ========       ========        ========         ========
Net income per share        $   0.30       $   0.27        $   0.73         $   0.57
                            ========       ========        ========         ========


See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
                Consolidated Condensed Statements of Cash Flows
              Nine months ended Sept. 28, 1997 and Sept. 29, 1996
                                 (in thousands)
                                  (Unaudited)

                                                Sept. 28,1997            Sept. 29, 1996
                                                -------------            --------------
Cash flows from operating activities:
   Net income                                      $  2,805                 $   2,173
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  1,879                     1,616
       Loss on disposal of fixed assets                   3                         -
       Provision for losses on accounts receivable       41                       169
       Decrease in net receivables                    4,644                     3,525
       Decrease in inventories                        1,543                     3,088
       Decrease (increase) in prepaid expenses         (212)                      132
       Increase in other assets                        (249)                      (41)
       Decrease in accounts payable                    (375)                   (4,324)
       Increase in accrued liabilities                  834                       691
       Increase in income taxes payable                 517                       188
       Increase in deferred liabilities                 131                         -
       Increase in customer deposits
           and deferred revenue                       4,678                     1,866
                                                     ------                    ------
       Net cash provided by operating activities     16,239                     9,083
                                                     ------                    ------
Cash flows from investing activities:
    Purchases of property and equipment              (2,925)                     (854)
                                                     ------                    ------
       Net cash used by investing activities         (2,925)                     (854)
                                                     ------                    ------
Cash flows from financing activities:
    Net payments on line of credit                   (8,391)                   (8,289)
    Principal payments on long-term debt                (39)                      (46)
    Proceeds from industrial revenue bonds,
      net of funds held by trustee                    1,259                         -
    Payment of dividends                             (1,906)                        -
    Proceeds from sales of common stock                  65                        70
    Payments of notes receivable - common stock          13                        36
                                                     ------                    ------
       Net cash used by financing activities         (8,999)                   (8,229)
                                                     ------                    ------
Net increase in cash and cash equivalents             4,315                         -

Cash and cash equivalents at beginning of year           10                        10
                                                     ------                    ------
Cash and cash equivalents at end of period         $  4,325                  $     10

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                    $    429                  $  1,344
       Income taxes                                   1,354                     1,109
                                                     ======                    ======
    Noncash transactions:
       Amortization of compensation from
        restricted stock                           $      6                  $      5
                                                     ======                    ======

See accompanying notes to consolidated condensed financial statements.

                               PLASTI-LINE, INC.
              Notes to Consolidated Condensed Financial Statements


1.  Condensed Consolidated Financial Statements

The consolidated condensed balance sheet as of September 28, 1997, and the consolidated condensed statements of operations and cash flows for the nine months ended September 28, 1997 and September 29, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 28, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended September 28, 1997, are not necessarily indicative of the operating results for the full year.

2. Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, American Sign & Marketing Services, Inc., Plasti-Line Services Company, Inc. and Plasti-Line Columbia, Inc. All significant intercompany accounts and transactions have been eliminated.

3. Inventories

   Inventories consist of the following:        Sept. 28, 1997          Dec. 29, 1996
                                                --------------          -------------
   (in thousands)
   Finished goods                               $  20,606               $  20,006
   Work-in-process                                  3,177                   4,397
   Raw materials                                    5,391                   6,314
                                                   ------                  ------
                                                   29,174                  30,717
   Less:  LIFO inventory reserve                   (3,386)                 (3,386)
                                                   ------                  ------
   Total net inventory                          $  25,788               $  27,331
                                                   ======                  ======

Inventories are stated at the lower-of-cost or market. Cost is determined by the last-in, first-out method (LIFO). The Company reports interim LIFO
reserves based  on  projected   year-end   calculations.   Historically,
these interim calculations, based on the LIFO layers which can be reasonably estimated, have not yielded material interim differences; therefore, no adjustment has been made.

4. Earnings Per Share

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding in each period. For purposes of computing common equivalent shares outstanding, shares relating to options have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the Company' s stock for each of the respective periods.

The weighted average number of common and common stock equivalent shares outstanding for the three and nine months period ended September 28, 1997 were 3,847,000 and 3,842,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Consolidated results of operations for the three months ended September 28, 1997 compared to the consolidated results of operations for the three months ended September 29, 1996:

The Company's sales for the three months ended September 28, 1997 decreased 5.0% to $32.3 million from $34 million for the same period last year. The principal reason for the decrease was delays in new program start-ups and re-images for automotive and food service customers throughout the Company.

The Company's gross profit margin during the three months ended September 28, 1997 was 18.6%, which was higher than the margin during the comparable period of 1996 of 18.1%. The margin improvement is primarily due to manufacturing cost reductions as well as a favorable sales mix.

Selling, general, and administrative expenses were $3.99 million for the third fiscal quarter of 1997, as compared to $4.07 million for the third fiscal quarter of 1996, a 2.1% decrease. The decrease is primarily due to lower sales volumes. Selling, general and administrative expenses, as a percentage of sales, were relatively flat at 12.4% for the third fiscal quarter of 1997 and 12.0% for the third fiscal quarter of 1996. The slight increase in such expenses as a percent of sales is primarily due to increased spending on new business development.

Operating income was $2.02 million and $2.09 million for the third fiscal quarters of 1997 and 1996, respectively. The 3.3% decrease is due to lower sales.

As a result of decreased interest expense from lower working capital, the Company's pre-tax income for the three months ended September 28, 1997 improved to $1.93 million from $1.67 million, a 15.6% increase over the comparable period of the preceding year.

B. Consolidated results of operations for the nine months ended September 28, 1997, as compared to the consolidated results of operations for the nine months ended September 29, 1996:

Net sales were $94.3 million for the first nine months of 1997, compared to $96.4 million for the first nine months of 1996. The principal reason for the decrease was delays in new program start-ups and re-images for automotive and retail customers, which resulted in lower sales for Plasti-Line West and with respect to automotive and food service customers throughout the Company.

Cumulative gross profit as a percentage of sales at the end of the third quarter of 1997 was 18.2%, which was higher than the margin of 17.1% for the same period in 1996. The margin improvement is due to manufacturing cost reductions as well as a favorable sales mix.

Selling, general and administrative expenses for the first nine months of 1997 were $12.0 million as compared to $11.7 million for the same period in 1996, an increase of 3.0%. Selling, general and administrative expenses as a percentage of sales for the first nine months of 1997 were 12.7%, as compared to 12.1% during the same period of 1996. This slight increase in expenses as a percentage of sales is primarily due to increased spending on new business development, as well as the costs of implementing the Company's manufacturing software at Columbia and Plasti-Line West.

Operating income for the first nine months of 1997 was $5.1 million, as compared to $4.8 million during the same period in 1996, a 6.5% increase. The increase was due to improved margins.

As a result of the improved margins and decreased interest expense (from lower working capital), the Company's pre-tax income for the first nine months of 1997 increased to $4.6 million from $3.5 million for the first nine months of 1996, a 33.4% increase.

Net income for the first nine months of 1997 was $2.8 million as compared to $2.2 million for the first nine months of 1996, a 29.1% increase. Net income per share was $0.73 for the first nine months of 1997, compared to $0.57 for the comparable period of the preceding year.

Liquidity and Capital Resources

Excluding cash and cash equivalents of $4.3 million, the Company had operating working capital at September 28, 1997 of $14.1 million, a decrease of $11.6 million from the amount of working capital at December 31, 1996. This reduction was primarily due to decreases in net receivables and inventories and an increase in customer deposits.

During the first nine months of 1997, the Company completed the financing of a new manufacturing facility in Columbia, through the issuance of $5.0 million of industrial revenue bonds. In July 1997, the Company requisitioned $1.259 million of these bonds to finance the facility's construction, and the balance of the bonds remains in trust.

The Company's long-term debt includes the following:

                Revolving Credit Facility: The Company has available up to $20 million under this line of credit through June 30, 1998. The outstanding balance was approximately $8.4 million and $0 as of December 31, 1996 and September 28, 1997, respectively. The annual interest rate varies and was 8.413% and 6.902% as of December 31, 1996 and September 28, 1997, respectively. The loan is secured by the Company' s accounts receivable and inventory.

                Knox County, Tennessee Industrial Revenue Bonds: The total outstanding principal balance as of December 31, 1996 and September 28, 1997 was approximately $4 million and $4 million, respectively. The annual interest rate on $2.15 million of this balance varies, and was 4.15% and 4.25% at December 31, 1996 and September 28, 1997, respectively. The annual interest rate on the remaining balance is 7.65%. Interest is payable quarterly, and $680,000 of principal is payable annually, with a balloon payment of $2.63 million payable on November 1, 1999. The bonds are collateralized by the Knoxville, Tennessee real property.

                Florence, Kentucky Industrial Revenue Bonds: The total outstanding principal balance as of December 31, 1996 and September 28, 1997 was approximately $584,000 and $553,000, respectively. The annual interest rate varies, and was 7.4% and 7.4% at December 31, 1996 and September 28, 1997, respectively. Principal payments of $16,250 plus accrued interest are payable quarterly through December 1, 2005. The bonds are collateralized by the Florence, Kentucky real property.

                Columbia, South Carolina Industrial Revenue Development Bonds:
As discussed above, the Company obtained this financing in July 1997 for the development of a building on the Columbia, South Carolina property. The principal balance is $5 million and bears interest at an annual average coupon rate of 5.96%. Interest is payable semi-annually, and principal payments will begin in July 2000, with the final payment being due in July 2017. The bonds are secured by the Columbia, South Carolina real property.

Cash flow provided from operations during the first nine months of 1997 was $16.2 million, resulting primarily from income from operations and working capital reductions. Investing activities in 1997 have used $2.9 million, primarily for capital expenditures. Financing activities in 1997 have used $9.0 million, primarily for payments on the Company's line of credit.

The Company's only current plans for capital expenditure relate to the acquisition of new machinery, equipment, furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and the funds available to it under its existing line of credit and the industrial revenue bonds are sufficient for these operating and capital requirements.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter of each fiscal year generally being the lowest and fourth quarter sales the highest. First quarter sales tend to be relatively lower because of weather conditions that delay or extend customers' construction schedules and, therefore, their pattern of sign purchases. Sales have normally accelerated in the second, third and fourth quarters, corresponding with accelerating construction schedules

PART II OTHER INFORMATION

Item 1. Legal Proceedings

       Not applicable.

Item 2. Changes in Securities

       Not applicable.

Item 3. Default Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              Exhibit 27 - Financial Data Schedule (for SEC purposes only).

         (b) No reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PLASTI-LINE, INC.

By: /s/ Mark J. Deuschle
--------------------------
Name:   Mark J. Deuschle

Title:  Vice President -- Finance

Dated: November 4, 1997